Form 10-K
period 1999-09-30
UBRANDIT COM
filed 2000-01-13
CIK 1082384

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           --------------------------

                                    FORM 10-K

(Mark One)
[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
     For the fiscal year ended:

OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from January 1, 1999 to September 30, 1999

                        COMMISSION FILE NUMBER 000-26799

                           --------------------------


                                  UBRANDIT.COM
             (Exact name of Registrant as specified in its charter)

               NEVADA                                    87-0381646
   (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                    Identification No.)


             12626 HIGH BLUFF DRIVE, SUITE 200, SAN DIEGO, CA 92130
               (Address of principal executive offices) (Zip Code)


                                 (858) 350-9566
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE


           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of class)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Registrant's common stock held by non- affiliates of the Registrant as of November 30, 1999, was $29,090,625 based on the number of shares outstanding on such date and the last sale price for the common stock on such date of $3.75 per share as reported on the NASDAQ--OTC Bulletin Board.

         The number of shares of Common Stock issued and outstanding as of November 30, 1999: 10,256,000.

                                  UBRANDIT.COM

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                            Page
                                                                            ----

                                     PART I

Item 1.     Business.......................................................... 1
Item 2.     Properties........................................................24
Item 3.     Legal Proceedings.................................................25
Item 4.     Submission of Matters to Vote of Security Holders.................26

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters...........................................................27
Item 6.     Selected Financial Data...........................................28
Item 7.     Management's Discussion & Analysis of Financial Condition &30
            Results of Operations.............................................30
Item 8.     Financial Statements and Supplementary Data.......................38
Item 9      Changes in and Disagreements with Accountants on Accounting &
            Financial Disclosure..............................................39

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant................40
Item 11.    Executive Compensation............................................44
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management........................................................46
Item 13.    Certain Relationships and Related Transactions....................47

                                     PART IV

Item 14.    Exhibits and Financial Statement Schedules and Reports on
            Form 8-K..........................................................48
Signatures  ..................................................................49
Exhibit Index ................................................................50

Defined Terms

         This Transition Report on Form 10-K (this "Transition Report") includes a number of capitalized terms that are commonly used in the Internet industry. Such capitalized terms have the definitions assigned to them in the text below and under the heading entitled "Certain Definitions," which appears at the end of this Transition Report.

Forward Looking Statements

         This Transition Report contains certain forward-looking statements that involve risks and uncertainties. Our company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors that may or may not be within our control, including, without limitation, the risks set forth under Item 1. Business in the section entitled "Risk Factors". Ubrandit.com undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Transition Report.


ITEM 1.  BUSINESS

Overview

         Ubrandit.com, a Nevada corporation (together with its subsidiary, the "Company" or "Ubrandit"), is a development-stage enterprise engaged in the development of specialty Web sites and other online related services and products. Our primary focus is the "branding" (private labeling) of our destination financial and e-commerce sites on the World Wide Web to the existing Web sites of companies desiring to drive traffic and encourage repeat visitors to their respective sites. "Private labeling" or "branding" means that when the Company creates content for a client's Web site, the content (or Web pages) will contain the client company's name, logo, and navigation buttons, and will not include information about Ubrandit.com. We believe that branded content provides more credibility to a client's Web site than a linked component, which directs all of the credit to the company that created the content. The Company believes that its specialty Web sites will be less costly than in-house developed Web sites. While in-house developed Web sites may better reflect the content desired by the developer, the Company attempts to provide desirable content and offers other advantages. The Company offers e-commerce and customized "sticky" content solutions to customers at affordable prices. These solutions are usually too costly to develop in-house. The Company will initially focus on providing brandable turnkey systems for two of the fastest growing segments of the World Wide Web, financial information and e-commerce.

         The Company offers online products and services through its on line e-commerce and financial services destination sites. In June of this year the Company launched its initial e-commerce site, JungleJeff.com, located at www.junglejeff.com. This comprehensive e-commerce site offers over 1,000,000 titles of books, music CDs and tapes, and movie videos and DVDs to online purchasers. The Company has commenced initial testing of its branding technology and has established branding beta test sites for the junglejeff.com e-commerce site. Through the date of this Transition Report, over 2,000 individual web sites have gone thorough the branding process. In September of 1999, the Company concluded its beta testing and began allowing web sites to brand junglejeff.com pursuant to an automated signup process at the Company's Ubrandit.com web site.

The Company provides online financial information through its wholly-owned subsidiary, Global Investors Guide, Inc., a California corporation ("Global Investors Guide"). Global Investors Guide is an early stage start-up company, which provides financial information services via a World Wide Web site located at www.stockstudy.com. Stockstudy.com is a comprehensive financial site that provides Web users with an extensive array of valuable features, including: stock quotes, personal portfolio management, mutual fund data, news releases, and exclusive editorial content. In addition to the financial services provided by Stockstudy.com, the Company has also launched two additional financial sites since its acquisition of Global Investors Guide, Irpackages.com at the Internet address www.irpackage.com and Newsletterz.com located at www.newsletterz.com. The IRpackages.com site features a fully automated investor relations package request system developed by the Company whereby users of the Web site can request investor relations packages from over 5,900 public companies. Newsletterz.com is a financial newsletter-marketing program that promotes a growing number of financial publications from various investment categories. The Company expects to offer branding of its financial services web sites in the first calendar quarter of 2000.

         We have derived a majority of our revenue from several customers, which currently sell sponsorships or rent Company's mail database. For the quarter ended September 30, 1999, Carnegie Marketing, Inc. accounted for approximately 64% of revenues of the Company. For the six months ended June 30, 1999, Carnegie Marketing, Inc., accounted for approximately 94% of our revenues. For the year ended September 30, 1998, Interactive Market Communications, a company based in the United Kingdom, accounted for approximately 54% of the revenues of Global Investors Guide. In the future, we anticipate that we will not depend on any one or a small number of customers for a significant portion of revenue, as additional customers and sources of revenue are added.

         The Company was incorporated on December 19, 1997, in the State of Nevada under the name of Mount Merlot Estates, Inc. In January 1999, the Company changed its name to Virtual Brand, Inc. In February 1999, the Company changes its name a second time to Ubrandit.com. The Company has sold equity shares to raise capital, recruit and organize management, and to commence corporate strategic planning and development. Other than the combined operations of Global Investors Guide, the Company has not conducted any significant operations as of the date of this Transition Report. The Company's principal corporate offices are located at 12626 High Bluff Drive, Suite 200, San Diego, CA 92130. Its telephone number is (858) 350-9566.

Risk Factors

         Our company and business enterprise are subject to a high degree of risk and uncertainty. This Transition Report contains forward-looking statements based on current expectations. Any statements herein that are not statements of historical fact may be deemed forward-looking. Actual results may differ significantly from such forward-looking statements. The material risks expected to affect results are discussed below. Additional risks and uncertainties that are presently not known to us or that we deem immaterial may also impair our business operations and financial condition.

         We have only recently introduced our branding services and we are unable to guarantee that the marketplace will accept our products and services.

         As discussed elsewhere in this Transition Report, we are not fully operational and we have only in September of 1999 completed beta testing of our e-commerce site and introduced our branding services. Therefore, we are unable to provide any assurance or guarantee that the marketplace will accept our branding services and related online products, or that we will be able to sell such services and products at a profit.

         Our company has a limited operating history and we are uncertain if our company will ever become profitable.

         Other than revenues generated through our combined operations of Global Investors Guide, we have not as of yet generated any significant revenues from operations and we are unable to provide any assurance or guarantee that we will be able to generate any substantial revenues in the future. Since its inception in December 1997, our company's principal business activities have been limited to organizational matters, research and development activities, the acquisition and creation of Web site content and the introduction of its e-commerce sites. In each year since its inception, our company has experienced losses from operations. At September 30, 1999, we had an accumulated deficit of $1,621,384. Our company therefore has no significant operating history on which to evaluate its future prospects and ability to implement its business plan and objectives. We expect our operating losses to continue in the near future as our development, marketing and sales activities, and operations continue. We are uncertain as to when, or if, our company will ever become profitable.

         Our capital is limited and we may need additional capital to implement our business plan and continue operations.

         Our company has limited operating capital and limited access to credit facilities. We estimate that we currently have sufficient funds to continue operations for approximately 36 months at currently projected levels of operational expense. However, we expect that additional funds will be necessary for our company to implement its business plan, as described in this Transition Report. Our company's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

         Our company's success still depends on its ability to attract and retain qualified technical and management personnel.

         At present, our company employs twelve full-time personnel plus various consultants in management, sales, programming, legal, and editorial responsibilities. We do not have employment agreements with any employee. Our company's success will depend, in part, upon its ability to attract and retain qualified employees, technical consultants and management personnel. We are unable to provide any assurance or guarantee that we will be able to attract, integrate or retain sufficiently qualified personnel. Our inability to retain additional qualified personnel in the future could harm our business. We do not maintain life insurance on the life of any employee.

         We face a number of risks associated with the transition to the year 2000.

         Before the rollover of the year from 1999 to 2000, many of the world's computer systems and programs used two-digit fields to designate a year, which meant that two-digit date systems would recognize the year 2000 as 1900 or not at all. In order to identify the year 2000 correctly, a four-digit cod field is required to be what is commonly termed "Year 2000 compliant." Our business may suffer if the systems we depend on to conduct day-to-day operations are not Year 2000 compliant. The potential areas of exposure include electronic data exchange systems operated by third parties with which we may transact business and computers, software, telecommunication systems and other equipment that we may use or depend on.

         Our systems may fail or experience a slow down.

         Our facilities will house a variety of hardware and software computer systems. Our operations depend on our ability to protect these systems against damage from fire, earthquakes, power loss, telecommunications failures, break-ins and similar events. Additionally, computer viruses, electronic break-ins or other similar disruptive problems could harm our operations. A disaster or malfunction that disables our facility could cause an interruption in the production and distribution of our products and services, or limit the quantity or timeliness of updates to our productions. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have a formal disaster recovery plan. Although we have safety measures and contingency plans for certain emergencies, we do not expect to develop a formal disaster recover plan in the foreseeable future.

         The market for online services is intensely competitive.

         E-commerce and the market for online services are intensely competitive industries. Our company will compete against established companies with significantly greater financial, marketing, personnel, and other resources than the Company. Such competition could have a material adverse effect on the Company's profitability.

         The market for our company's securities is limited and may not provide adequate liquidity.

         The Company's Common Stock is currently traded on the OTC Electronic Bulletin Board. We are unable to provide any assurance or guarantee that the OTC Bulletin Board will provide adequate liquidity or that a trading market will be sustained. Holders of our company's stock may be unable to sell shares purchased should they desire to do so. Furthermore, it is unlikely that a lending institution will accept our company's securities as pledged collateral.

         "Penny stock" regulations may impose certain restrictions on marketability of securities.

         The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. The Company's Common Stock may be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's Common Stock and may affect the ability to sell the Company's Common Stock in the secondary market.

         Our market and business technology is rapidly changing.

         To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our Web sites and Internet storefronts. Internet e-commerce and other Internet-based industries are currently characterized by rapid technological change, changes in customer requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices that could render our existing Web sites, Internet storefronts and enabling technologies obsolete. If we are unable, for technical, legal, financial or other reasons, to adapt quickly to changing market conditions and customer requirements, our business, financial condition and results of operations would be materially adversely affected.

         Security breaches and credit card fraud could harm our business.

         A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. We rely on licensed third party encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. Our servers run on a Microsoft Windows NT platform and employ IIS 4.0 software which includes encryption technology. Information is verified and authenticated by Verisign, Inc. Advances in computer capabilities, new discoveries in the field of cryptolography, or other events or developments may result in a compromise or breach of the algorithms we use to protect our customers, transaction data or our software vendors and products. Someone who is able to circumvent our security measures could misappropriate proprietary information to cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or alleviate problems caused by such breaches. Such expenditures could have a material adverse effect on our business, results of operations and financial condition.

         Because we store and transmit proprietary information, a breach of our security could damage our reputation and expose us to potential liability from litigation and reimbursement of losses. We are unable to provide any assurance that our security measures will prevent a future security breach or that, should a security breach occur, it will not have a material adverse effect on our business, results of operations and financial condition. In addition, we may incur losses, as have other retailers who accept credit card payments without obtaining a signature, from orders placed using fraudulent or stolen credit card information, despite obtaining approvals from financial institutions. Under current commercial banking and credit card practices, we are liable for fraudulent credit card transactions. We are unable to provide any assurance that our security measures will always be successful and, as a result, could suffer from significant losses in the future which could have a material adverse effect on our business, results of operations and financial condition.

         Our operations significantly depend upon maintenance and continued improvement of the Internet's infrastructure.

         The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, bandwidth, data capacity and security. Improvement of the Internet's infrastructure will also require the timely development of complementary products, such as high-speed modems, to provide reliable Internet access and services.

         The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure and could face similar outages and delays in the future. Outages and delays are likely to affect the level of Internet usage, the level of traffic on our Web site and the number of purchases on our Web site. In addition, the Internet could lose its viability as a mode of commerce due to delays in the development or adoption of new standards to handle increased levels of activity or due to increased government regulation. The adoption of new standards or government regulation may also require us to incur substantial compliance costs.

         We may be exposed to liability for content retrieved from our Web sites.

         Our exposure to liability from providing content on the Internet is currently uncertain. Due to third party use of information and content downloaded from our Web sites, we may be subject to claims for defamation, negligence, copyright, trademark or patent infringement or other theories based on the nature and content of online materials. Our exposure to any related liability could have a material adverse effect on our business, financial condition and results of operations. We do not maintain insurance specifically covering such claims. Liability or alleged liability could further harm our business by diverting the attention and resources of our management and by damaging our reputation in our industry and with our customers.

         Our industry may be subject to increased government regulation.

         As commerce conducted on the Internet and online services continue to evolve, federal, state or foreign agencies may adopt regulations or impose new taxes intended to cover our business operations. These agencies may seek to regulate areas including user privacy, pricing, content and consumer protection standards for our products and services. Compliance with additional regulation could hinder our growth or prove to be prohibitively expensive. It is also possible that the introduction of additional regulations could expose companies involved in Internet commerce, or the provision of content over the Internet, to significant liability. If enacted, these government regulations could materially adversely affect the viability of the Internet commerce and online services, generally, as well as our business, financial condition and results of operations.

Acquisition of Global Investors Guide

         On March 11, 1999, the Company entered into an Agreement and Plan of Reorganization for the Acquisition of All the Outstanding Shares of Common Stock of Global Investors Guide. Said shares were purchased in a related party transaction from the shareholders of Global Investors Guide in exchange for 1,826,000 shares of the Company's common stock. Before the acquisition, Mr. Jeff Phillips, the Company's President, CEO and Director, was the principal majority stockholder of Global Investors Guide. In February, 1999, in contemplation of the acquisition, Mr. Phillips was elected to the Board of Directors of the Company and granted options to purchase 400,000 shares of Company Common Stock at a price of $0.50 per share. Such price was determined by contemporaneous sales of Common Stock to unaffiliated third parties. Mr. Phillips abstained from voting on the acquisition in his capacity as director; Mr. Phillips was not a shareholder of the Company and did not vote on the acquisition in such capacity. The estimated value of the transaction was $913,000, as determined in accordance with generally accepted accounting principles. Such purchase price represented $1,122,198 of goodwill (the amount of the purchase price plus assumed liabilities in excess of assets). The Company has recorded a loss of $475,000 attributable to the impairment of good will from the acquisition. Although the Company believes that such transaction was not on terms less favorable than those available from an unrelated third party, no fairness opinion was obtained. Global Investors Guide became a wholly owned subsidiary of the Company. The acquisition was treated as a purchase for accounting purposes and accordingly, the Company recorded the acquired assets less liabilities assumed at cost. The difference between the cost of Global Investors Guide and the sum of the fair values of the assets less liabilities assumed was recorded as goodwill. See Note 9 to Financial Statements Dated September 30, 1999. Global Investors Guide is a progressive Internet company that provides financial information services via a Web site located at www.stockstudy.com. Headquartered in Del Mar, California, Global Investors Guide employed eight full-time personnel plus various consultants in management, sales, programming, legal, and editorial responsibilities at the time of acquisition. The Web site stockstudy.com provides online investors with targeted content, including, but not limited to: stock quotes, personal portfolio management, charting, mutual fund data, news releases, public company Web site listings, an automated investor relations package request system, and financial editorial content. At the time of acquisition, Global Investors Guide, in conjunction with major industry partners was developing a comprehensive online e-commerce destination site designed to directly compete for present market share. This site has since developed into junglejeff.com, the Company's book, music, video, e-commerce site discussed in detail below. Prior to its acquisition by the Company, Global Investors Guide was developing a "branding" technology for future release with the sales of its private-labeled sites to follow after completion and adequate testing. This branding technology has become one of the principal technologies of the Company as set forth below. The Company hired all the key employees of Global Investors Guide and has continued the development of the branding and private labeling technology. Global Investors Guide is the first significant acquisition of Company.

Business Strategy

         The Company's business strategy is to build a Company that offers brandable Web modules to other Web sites. The Company is focused on creating value for its stockholders through revenues created by advertising, sales, and sponsorship payments on its brandable e-commerce site and its soon to be brandable destination financial sites on the World Wide Web. The Company expects that companies with existing Web sites desiring to drive traffic and encourage repeat visitors to their respective sites will brand the Ubrandit.com's destination sites thereby increasing Ubrandit.com's e- commerce sales, the value of its advertising space, and sponsorship revenue. The key components of the Company's business strategy include the following:

         (1) develop destination Web sites in the areas of finance stock quotes, company and financial information and reports) entertainment (books, videos, and music ).

         (2) its existing financial sites Stockstudy.com,.com and Irpackages.com to brandable sites and improve the content on these sites.

         (3) development of its e-commerce site, Junglejeff.com. to upgrade branding technology and support systems to large-scale branding of sites. Increase and the content of the site.

         (4) its brandable sites and the advertising space and available on its main sites and branded sites.

         (5) developing and increasing the customers utilizing the custom Web site design and programming.

         The Company's principal business objective is to provide "private labeled" and "branded" financial and e-commerce Web-based systems to the Internet. "Private Labeling" or "branding" means that when the Company creates content for a client's Web site, the content (or Web pages) will contain the client company's name, logo, and navigation buttons, and will include very minimal information about Ubrandit.com. or its affiliates. The goal of one of the Company's branded sites is to have it appear to be part of the client's Web site and to have the Web user believe that he or she has not left the clients site when accessing the content available on the private labeled site. The Company believes that the content provided by branded sites will provide Web users with significant incentives to visit and remain at the client's Web site enabling the client to have an increased Web presence. Branded content is different than content assessable by "linking". Usually linking occurs when a Web user accesses a link and is sent to a different and distinct site where the company that created the content is located. After visiting the different site the Web user has little incentive to return to the originating site where the link was found when desiring to access that specific content again.

         Through the development of completely brandable systems for financial information and e-commerce, the Company believes that it has found a niche within the Internet industry that has yet to have been fully exploited. To date the Company knows of no Internet company has positioned itself as the leader in this niche area. The Company believes that there will be significant demand for branded systems. These branded systems will allow the Company to reach more users than the traditional internet business model. The Company anticipates that it will obtain a larger number of users at a lower cost by letting the branded sites do the advertising. The model allows the Company to increase its internet presence rapidly without any of the traditional costs of advertising a single destination site address. The Company believes that the key to becoming profitable is reducing its average cost of acquiring new net users and subscribers.

         The Company has completed numerous Web sites to be offered as branded solutions, including stockstudy.com, newsletterz.com and irpackages.com. The Company is currently running beta tests with selected initial users on its e-commerce site, junglejeff.com. The branding technology must still undergo further technology development and beta testing. The cost of the remaining technology development is anticipated to be approximately $50,000. The estimated completion date for branding technology development is the first calendar quarter of Year 2000. The Company completed beta testing of branded sites for junglejeff.com in September of 1999. Beta test results by approximately 800 free users indicated no significant problems with the Website. No significant loss of customers was experienced. As a result of user comments, the Company upgraded certain tool features available on the Website to make use easier for customers. The Company discovered the most significant barrier to broader customer use was the customers' inability to market and sell its own Website. The Company intends to prepare materials to assist customers in such marketing efforts.

         We expect to commence branding beta sites for the financial destination sites in the fourth calendar quarter of this year and to complete beta testing of the financial sites by the end of the first quarter of the next calendar year. The Company does not anticipate any security authorization concerns since it is employing currently operational technology from reputable industry sources. Upon completion of development and testing, the Company anticipates a marketing budget of approximately $300,000.

         The Company's current focus is on providing branded turnkey systems for two significant segments of the World Wide Web, financial information and e-commerce. Through technology developed by Global Investors Guide and through the development of and purchase of other Web content, it is the Company's plan to develop valuable "sticky" technology (content and systems which hold traffic at Web sites) that will enable the generation of income through commission-based programs and advertisement. All sales are paid by credit card. The Company has engaged Bank of America as the credit card facilitator and Cybercash, Inc. as the third party credit card authorization agent.

         The Company currently has more than 2,000 sites which have commenced the branding process. All these sites branded the Company's destination site junglejeff.com. Since October of 1999, the numbers of page views on the Company's Web sites were approximately as follows: stockstudy.com -- 5,769 per day; junglejeff.com -- 380 per day; irpackages.com -- 225 per day; and newsletterz.com -- 157 per day. The Company is not actively seeking advertising sponsors until final beta testing has been completed and no advertisers are currently under agreement.

         The barriers of entry into developing an internet business are relatively minor. The costs to obtain and maintain traffic to sustain this business can be significant. The development of a Web site requires a relatively small cost in time and capital for a simple design. More complex sites, including especially e-commerce solutions, are much more time consuming and capital intense. However, without exposure, usually through advertising, even the most costly site will have few visitors and generate limited revenue. Many established sites in their respective niche markets have very substantial advertising/marketing budgets which make it extremely difficult for newly created sites to compete unless they also have substantial marketing and advertising resources to draw on. The Company believes that its branding model provides an effective new way of gaining exposure. By allowing other sites to brand its site, the Company expects to achieve substantial market exposure much faster, at a lower cost to enable it to compete with the traditional, well-capitalized internet businesses. Ubrandit.com believes that its branding model will allow it to enter areas of internet businesses in which it otherwise could not compete. The Company expects that in the future other sites will choose to begin branding their site's content as this concept gains popularity. Ubrandit.com principal sites are in the financial area and the e-commerce internet business areas. The Company believes that it is essential to its success that the Company continue to offer additional content and Web sites in the future, as more companies follow Ubrandit.com's branding business model. Such sites may be acquired from the developers or developed by Ubrandit.com. By offering more brandable site variations to our branding affiliates the Company believes that it will be able to remain competitive.

Plan of Operation

         The Company has financed its research and development activities through the sale of equity securities to its stockholders in private transactions. At September 30, 1999, the Company had approximately $5,613,922 in cash. At the current expense rate, the Company anticipates that such funds will be sufficient to continue operations for approximately 36 months at historic levels of operational expense. However, we expect that additional funds will be necessary for our company to fully implement its business plan and strategies, as described in this Transition Report. Thereafter, the Company will be dependent upon the receipt of additional capital to sustain operations. Without additional capital, there is substantial uncertainty about the ability of the Company to achieve its business plan.

         The Company commenced providing branding services to approved clients in September of 1999. The Company has entered into branding affiliate agreements with more than 2,000 sites. Additional sites are expected to commence generating revenue as the marketing program progresses. To date, no material revenue has been generated from the sites.

         The Company's principal focus over the remainder of this fiscal year and for the first six months of fiscal 2000 will be to complete the development of its branding technology. The Company uses outside programmers and computer technicians as well as Company employees in its research and development efforts. The Company also plans, as part of its development efforts, to increase the amount of content and the quality of the content on all of its sites. This will involve extensive programming to increase the ease of use of the Web sites and the overall presentation of the sites so that users of the site will find a hassle free, friendly and exciting environment. The Company believes that such improvements will increase Web traffic and the length of time that users are on its affiliated sites thereby, which will increase the potential for higher advertising revenues. The Company expects to increase the number of programmers employed to four over the next year and to continue its outsourcing of programmers. It is expected that two more outsourcing firms will be added to the Company's research and development outsourcing program over the next year. The Company plans to control costs by extensively utilizing outsourcing in the future. It is possible that the Company may encounter opportunities to acquire strategic Internet related entities and/or content providers for the purpose of consolidation or expansion of its current operations. Any such acquisition would be outside the scope of our management's currently anticipated workload. The Company may be required to raise additional capital and recruit additional qualified management personnel to lead and supervise these efforts. In the event that the Company decides to make an acquisition, these operational and other issues will be addressed as part of the acquisition evaluation.

         The Company also plans to increase the "stickiness" of its sites by the acquisition of more and improved content to the existing sites. With regards to the e-commerce site, Junglejeff.com, this would mean the acquisition of more products to sell. The Company has a contract with Baker and Taylor, Inc., a Delaware corporation ("Baker & Taylor"), to provide music, book, and video products through a drop shipment program. Pursuant to the program, products purchased on a retail Web site are drop shipped to the customer on an "as available" basis. No specific inventory has been designated as belonging to the Company and the Company only purchases the inventory as it fulfills orders. The Company has also contracted with Muze Inc., a New York corporation ("Muze"), to provide the book, music, and video data base feeds. The Company is researching the development of subsites for computer products and auction based e-commerce. The Company plans also to enter into other strategic alliances with product providers such as those providing the book, music , and video products to offer a larger number and greater variety of products. The Company believes that the prices for goods and services in its agreements with its suppliers are comparable to those available to other Web-based retailers. The Company's cost to expand marketing exposure by Website branding is expected to result in lower costs of sales. As a result, the Company anticipates that its branded sites will compete on a price basis with other Web-based retailers.

         The Company expects to increase the information available on its financial sites and significantly increase the database of public companies available on irpackages.com. The Company intends to allocate additional capital to recruit and train additional qualified personnel to implement this expansion strategy. The Company plans to continue to increase the variety of available quotes (to include commodities and foreign securities), portfolio management, charting, and company information available on the site stockstudy.com. This will be done through additional programming and development of the site and by the purchase of additional data feeds from data providers. The Company also plans to increase the attractiveness of newsletterz.com by increasing both the number and variety of news letters available on the site. The Company does not, and does not intend to develop proprietary content, except that the Company has engaged one staff writer to provide a morning and evening summary analysis of the stock market. All other content is licensed or purchased from third parties. The Company has allocated additional personnel to market the service to the newsletter community. There are currently 41 newsletters available on newsletterz.com. Neither the Company nor any affiliate of the Company publishes or has any interest in any of the newsletters. Currently the newsletters on the site cover a broad range of financial interests, ranging from: small cap stocks, blue chip stocks, mutual funds, foreign securities, drip investing, commodities, ADR's, and personal finance.

         The Company intends to differentiate its product line from other similar sites by providing a broad range of content and by continually updating the content. For example, while many financial sites contain newsletters or similar information, few sites offer as many newsletters from such a broad topical range as newsletterz.com. Such an approach is in contrast to other financial sites (DLJDirect, E*Trade) which offer only their own research. The Company will also rely upon the input of its branded site users to include information that customers demand.

         Through the first six (6) months of the next fiscal year, the Company plans to purchase approximately $200,000 in additional computer equipment which will include servers, hubs, routers, Internet connectivity lines, and work stations. The Company expects that this equipment will be capable of servicing the projected number of users on the Company's e-commerce sites and content sites over this period. The Company's computer systems are scalable and if the number of Internet users accessing the sites exceed expectations more funds will be allocated to the purchase of additional servers and connectivity lines. The Company expects that the present office space that it is leasing will be adequate to accommodate the growth of the Company through the end of the next fiscal year. The Company uses off-site server providers in secure server locations to house most of its Internet server computers and expects to continue this practice in the foreseeable future.

         The Company expects to hire four additional programmers and computer technicians during the remainder of this year and the first half of the next fiscal year and expects to extensively employ outside computer consultants on a project by project basis. The Company will be hiring approximately twelve people to work in a newly formed marketing department. This new department will market the services and products of the Company including: selling advertising on the Company's sites and associates sites, marketing the associates program to the Companies and institutions that have Web sites that could benefit from a branded e-commerce or financial site, and selling custom programming to Web Sites. The Company also expects to hire an additional ten technicians to support the operations of the e-commerce site, and an additional five persons for general administrative purposes.

Principal Markets

         The Company initially will focus on two principal markets on the World Wide Web: the market for financial services and information (stock quotes, personal portfolio management, charting, mutual fund data, news releases, automated investor relations package request system, and financial editorial content) and the market for entertainment products and services (books, videos, and music).

         The Company expects to generate the majority of its revenue through 1) revenues derived from the sale of products via e-commerce through the Company's main sites (junglejeff.com and stockstudy.com) and through the client's sites,
2) the sale of advertisement space (on main sites and on client sites), 3) fees Charged for custom Web site design and programming, and 4) fees charged for graphic customization of the branded content on individual associate sites. For a description of the Company's main Web site, see "The Company's Brandable Sticky Solutions" below.

Marketing

         The Company plans to implement a marketing campaign over the next 12 months. The Company expects to finance the bulk of its marketing expenses through the future sale of its equity securities. The Company has allocated approximately $300,000 to finance the cost of marketing its destination Web sites and related products over the next six months.

         The Company will initially market its products through multiple media advertising campaigns, including Web-based advertisements, targeted mailings, and print and radio advertisements. Such a minimal marketing budget will not permit national or regional radio or television promotional campaigns. If the Company is able to raise additional capital, the principal use of proceeds would be to expand its marketing efforts. The Company will also benefit as its client base grows since the Company plans to control the advertising space on its branded sites. The Company expects advertising exposure to increase as the Company develops more branded sites.

         Each branded affiliate (i.e., a customer who purchases and uses a branded Web site) enters into an agreement with the Company pursuant to which the Company determines the advertising placed on the Web site. The Company recognizes that its selection of advertisers will be important to branded affiliates and will endeavor where possible to select advertisers that will not directly compete with the business of the branded affiliate. If branded affiliates are displeased with the Company's selection of advertisers, they may choose to terminate the agreement. Upon such termination, the Company terminates the customer's access to the branded Web site.

         The Company anticipates that the cost of its branded sites will consist of a customization fee of approximately $10.00 to $125.00 per site , depending on the degree of customization requested by the customer. Websites currently branding junglejeff.com may receive a commission equal to five percent of net receipts (less returns, customary deductions and chargebacks, and certain costs). The Company may, during its introductory phase, offer branded sites as a promotion, either free or at reduced rates.

         The potential customers of the Company are significant since many Web sites are constantly searching for new "sticky" content to differentiate themselves from their competition and to encourage repeat visits by their users. The Company believes that its products will appeal to virtually every type of Web site that provides content and will represent very significant savings to these sites over the development of similar sticky solutions by their own programmers.

Initial Marketing Prospects

         The Company has targeted several different types of Internet sites for its initial marketing effort over the next 12 months. The Company believes that these sites would significantly benefit from branding its sticky financial information and e-commerce systems and therefore be most receptive to its marketing efforts. The Company plans to hire twelve additional sales and service personnel to service these new accounts.

         Portal Sites (an example of some very large portal sites are Excite, Yahoo!, and Netscape's Netcenter) are continuously adding and searching for new sticky content to help ensure that they are able to keep users glued onsite. The Company believes that its brandable products could significantly assist portals that want to add powerful sticky content without providing links to the competition. Though some very large sites may already have agreements with sticky content providers, the Company will market to other portals which are as yet unaffiliated with financial information or e-commerce systems or sites that wish to upgrade their present systems to the sophistication of a branded system.

         The Company believes that many financial sites will be able to benefit from the Company's products. For example, many financial information sites provide services such as stock quotes and personal portfolio management, but lose users to other sites when it comes to other important features such as financial editorial content and e-commerce capabilities. Such e-commerce capabilities include the sale of books, cassettes, CDs, videos and DVDs that are available on junglejeff.com and the investment research anticipated to be available for sale on stockstudy.com upon completion. The Company could also market to such sites its newsletterz.com and irpackages.com sites. The Company expects to fulfill these needs when its branding technology is completed. The Company will not offer or sell any form of securities, mutual funds or other financial instruments.

         Many radio station Web sites currently do not offer their users an online music CD store. The Company believes that this is a market with significant potential for exposure to the Company's branded e-commerce stores and the sale of music products. The Company expects that its future radio station partners will be able to customize their stores in order to appeal to the music preferences of the station's listeners. For its marketing effort over the next twelve months the Company has compiled a data base of radio and television stations, daily weekly newspapers, and magazines and plans to promote its products to these companies as soon as the Company's e-commerce site is available for branding. The Company expects to generate low or no cost advertising from radio stations that sign up for its branded sites; stations stand to benefit when their listeners visit their Web sites. The Company plans to give its partners the opportunity to earn commissions from sales of music CDS and other merchandise that listeners purchase from the radio station's branded store.

         The Company will also be marketing its sticky e-commerce and financial sites to Community Sites. Community Sites (some examples of some very large community sites are Geocities and the Mining Company) create "fraternities" of users by providing Community-building features such as personal Web pages, networking opportunities, and free e-mail services. A typical Community Site organizes its site's features in ways that entice users into visiting various areas of the site on a regular basis. When successful, the site's users become accustomed to frequenting the site for specific information and interaction with users of similar interests. The Company's products cover topics with such wide-range appeal (from the financial markets to entertainment products) that the Company believes that its branded sites will represent significant additional assets to Community Sites.

         The Company believes that one of the key benefits of its e-commerce site is that it will be highly customizable to the partner when all of the technology is completed. The Company believes this will be appealing to a wide selection of sites such as sports, travel, automotive and health related sites where the site could tailor its branded e- commerce store to increase the time a user spends on his site and the users repeat visits. For example a partner sport related site could select and showcase specific sports books, videos, and DVDs relating to its site.

Sticky Technology

         The Company believes that "stickiness" is one of the most important trends on today's Internet. As the word would imply, stickiness means finding ways of keeping Web users glued to a particular Web site.

         While a Web user may utilize a Web site for a specific purpose, such as the purchasing of computer hardware, the moment the need arises for something else, such as a stock quote or book purchase, the user is off to another site if the current site does not provide the desired content. The key to stickiness is providing users with so much useful content that they are able to find virtually everything they need onsite.

         The Company has taken that model one step further by developing integrated systems that when completed will provide the client company's Web site with an array of important content that will be branded with the client company's name, logo, and color scheme - not those of Ubrandit.com.

         The Company has developed a diverse suite of sophisticated Web sites with the purpose of "branding" the sites to clients as sticky solutions. Four major sites have been completed: www.stockstudy.com, www.irpackage.com, www.newsletterz.com and www.junglejeff.com. The Company's destination Web sites have been designed to reflect the latest in sticky technologies. The Company is now branding junglejeff.com and expects to be able to brand its financial sites to clients during the first quarter of the 2000 calendar year. Branding Technology

         The Company uses the terms "branding" and "private labeling" interchangeably. The goal of the Company's proprietary branding technology, is to provide private labeled content to client sites whereby the content will appear to belong exclusively to the client company. This will be achieved by incorporating the client company's name, logo, Web-color scheme, and navigation into the content. The Company's destination Web sites have been designed to be "transparent" in the way client sites access the branded content. The branding content is designed so that the user will not notice the change in content provider when they leave the client's site and enter the Company's branded content. This is unlike the traditional "affiliate" model or "linking" arrangement where the user is typically transferred directly to the main site of the company that created the content. The Company believes that the lack of transparency in the traditional affiliate model and linking arrangement is a major shortcoming. In many cases the user will eventually just bypass the affiliate site in favor of going directly to the content provider. The Company's systems have been designed so that the user will not be aware of the Company's destination sites, JungleJeff.com, StockStudy.com, Irpackages.com, or newsletterz.com. This is key in that then users will not be tempted to bypass the clients site and also it will enable the Company to run a variety of e-mail-based promotions designed to drive traffic back to our clients' sites. The Company is currently branding its destination site junglejeff.com, and expects to commence branding its destination financial sites in the first calendar quarter of 2000.

The Company's Brandable Sticky Solutions

         Stockstudy.com

         Located on the Internet at www.stockstudy.com, stockstudy.com is a comprehensive financial site that provides Web users with an extensive array of sticky features including: stock quotes, personal portfolio management, mutual fund data, news releases, and exclusive editorial content. Quotes are provided on a minimum of 15 minutes delay per each exchange requirement. Quotes are being continually updated by a constant feed from the data providers as trades take place. Articles and newsletters are being updated on a daily basis. The Morning and Evening Bell commentary is updated twice daily. The public information on companies is being updated constantly by data feeds as the public databases are changed and updated. The Company plans to add several new features to the site during the first calendar quarter of 2000, including data feeds that provide additional news sources and editorial comment.

         Upon completion of its branding technology the Company expects to be able to brand stockstudy.com to Web sites that either do not have a finance center or wish to upgrade their finance center - a customer base that includes a significant portion of Web sites on the Internet. There are thousands of sites that currently "link" to other sites for finance content. The Company believes that a significant number of these sites would take advantage of a cost effective and sophisticated private labeled finance center if it was made available to them. It is the goal of the Company's private labeled finance center to appear as part of the client's Web site - not as a link to another company's financial content. With enhanced content the Web user will have more of an incentive to visit and remain at a client's site.

         Newsletterz.com

         Located on the Internet at www.newsletterz.com, Newsletterz.com is a unique financial newsletter-marketing program that promotes a growing number of publications from various investment categories. Investors can sample dozens of respected financial publications and read daily market commentary from the editors. Newsletterz.com currently represents 41 newsletters all of which are unaffiliated. The Company is continually researching possible additions to the newsletters it represents.

         When the Company's branding technology is complete, Newsletterz.com will provide clients with an opportunity to earn revenue from the sale of trial subscriptions. The Company anticipates that the branding technology will be completed by the first calendar quarter of 2000. Users of the site will be able to purchase long-term and trial subscriptions directly from the site. The Company does not intend to charge its customers for use of newsletterz.com, except incidental customization charges. The Company plans to generate revenues from the sale of trial subscriptions by a client's site shared with the client. It is expected that newsletterz.com will be available as a stand-alone brandable product and also as an integrated part of stockstudy.com.

         IR Packages.com

         IR packages.com is located on the Internet at www.irpackages.com. The "IR" in IRpackages.com stands for "Investor Relations." Investor relations packages are a resource that many investors require when evaluating the investment merits of a company. A typical IR package includes the company's corporate profile, recent press releases, recent public filings, and other pertinent company information. As of December 20, 1999, information was available on approximately 7,000 companies.

         While many free sites provide information regarding public companies, the Company believes that irpackages.com offers several advantages over other sites.

                  o Phone numbers, addresses, e-mails and other contact information about companies is easier to access.

                  o irpackages.com stores the user's name and address and transmits this automatically

         The Company currently does not intend to charge a fee to use this site.

         The Company has developed a fully automated IR package request system. Users simply utilize the site's search engine to find the company they are interested in receiving an IR package from, and click "send." The system automatically sends an e-mail to the IR department of the selected company with the user's contact information and request. The IR department of the specific company then makes a determination on the disposition of the request. As previously stated, IR packages.com already includes in its data base approximately 7,000 publicly traded companies.

         IR Packages.com is an integrated part of the Company's stockstudy.com and it is expected that the site will also be available as a separate brandable product.

         JungleJeff.com

         Launched on June 8, 1999, JungleJeff.com is a large e-commerce site that currently features over 1,000,000 book, music, video, and DVD titles. The site is located on the Web at www.junglejeff.com. The Company began branding JungleJeff.com in September of 1999, following the completion of its beta testing. It is expected that other product lines (such as computer software and hardware and consumer electronics) will be added over time following the completion of this branding technology. The Company is able to brand JungleJeff.com to Web sites that either do not have an entertainment presence or wish to upgrade their entertainment presence, a customer base that potentially encompasses a significant portion of Web sites on the Internet. As is the case with finance centers, there are thousands of Web sites that currently link to other sites for their entertainment presence via associates programs (associate sites earn commissions through the generation of sales). The Company believes that a significant number of these sites may take advantage of a cost effective and sophisticated private labeled entertainment e-commerce site if it was made available to them. The Company plans through JungleJeff.com to offer client companies an affiliate revenue sharing program. It is anticipated that an affiliate site, when all the technology is complete, will be able to customize their store to highlight certain categories and items, according to their respective needs.

         The products that are sold through Junglejeff.com, similar to other e-commerce sites, are purchased from large music and book distributors and resold to buyers purchasing on the Web. Currently the Company has a contract with Baker & Taylor, Inc., a major industry distributor, to provide its music, book, and video products through a drop shipment program. Under the terms of its agreement with Baker & Taylor, the Company has acquired a license to use and display information from Baker & Taylor's extensive database of products on the

Company's websites for a term of 12 months the right to use and display information from the Baker & Taylor database is included in the wholesale price of the products purchased by the Company's brandable store, junglejeff.com. pursuant to the program, products purchased on a retail Web site are drop shipped to the customer on an as available basis. No specific inventory has been designated as belonging to the Company and the Company only purchases the inventory as it fulfills orders.

         The Company's License Agreement with Muze Inc., a New York corporation, provides that Muze grants to the Company a non-exclusive, nontransferable, limited right to use the data and software provided by Muze. The License Agreement is for a term of one year and requires the Company to make payments of a minimum monthly fee of $3,500 or a greater fee calculated on a fixed price per unit sold. The Company may only use the data at specified sites and may not assign, sell or otherwise use the data except as provided in the agreement. Muze agrees to indemnify the Company against infringement of the intellectual property rights of third parties, subject to certain exceptions and requirements. The Company agrees to indemnify Muze against claims arising out of content not provided by Muze, breach of the License Agreement and illegal or unauthorized use of the data.

         The Company has also contracted with Baker & Taylor and Muze Inc., to provide the book, music, and video data base feeds. These data feeds that appear on the Company's destination sites (and the Company's branded sites) when the technology is completed, allow purchasers to view video, book, or music jackets and pricing, biographic synopsis, and other information about the products that are being sold. Since the Company will rely exclusively on the drop shipment program run by its distributors, the Company will not keep an inventory of its products. Since the Company will not keep its own inventory, products will only be available to the Web purchaser if they are currently in stock or as they become available to the Company's distributors. The Company's system updates distributor's inventory on a weekly basis. Products are purchased exclusively by credit card and the Company processes said credit card purchases through CyberCash, Inc. of Reston, Virginia, a provider of secure electronic payment solutions. The Company insures secure Internet transactions by the use of VeriSign, of Mountain View, California, a provider of Public Key Infrastructure
(PKI) and digital credit solutions used by Web sites to conduct communications and transactions over the Internet. Products are purchased from distributors on an as available basis. If the product is not available within 15 days then the purchaser will be notified by e-mail and have the opportunity to cancel the order. The Company has a return policy that a customer may return any unused item for a full refund provided that the customer returns it to the Company in its original condition within 15 days following receipt of order. Shipping costs are only refunded if the return in due to an error on the part of the Company.

Revenue Sources

         The Company has in previous years generated revenue from list rentals, sponsorship advertising, and design of Web sites. The Company anticipates these sources will not to be as significant in the future due to the in Company's change in planning. As stated previously in this section the main focus of the Company is on new areas of revenue generation, specifically, e-commerce, selling Web site advertising, and graphic customization. Though not a primary focus, the Company will also continue its Web site development and to seek sponsorship advertising.

         E-commerce

         The Company recently launched Jungle-Jeff.com on June 8, 1999, and began branding the site in September of 1999. No significant revenues have been earned by the site and there are no material backorders. The Company expects to earn revenues on items (books, music CDS, Videos, DVDs, etc.) sold via its e-commerce site JungleJeff.com. The Company plans to earn revenues on items sold through partnered versions of the site upon the completion of the Company's branding technology. The Company anticipates offering discounts on items sold through JungleJeff.com and through branded versions of the site. The Company pays a commission of up to five percent (5%) of its net receipts (less returns, customary deductions and chargebacks, and certain costs), to partners on sales generated by their branded sites.

         The Company's other source of revenue generation from e-commerce is through the sale of financial newsletter trial subscriptions from StockStudy.com and Newsletterz.com. The Company has made arrangements with newsletter providers to retain all revenue obtained from trial subscriptions, which range from one to three months, depending upon the newsletter. After the end of the trial subscription period, all revenues from the newsletters are paid directly to the publisher and the Company does not receive any further income therefrom. The Company does not pay any fees or charges to the publishers. Through November 30, 1999, the Company had received $1,990.05 of gross revenue from trial subscriptions. (Newsletterz.com is an integrated part of StockStudy.com and is expected to also be available to partners as a separate brandable product upon completion of the Company's branding technology.) The Company plans to pay its partner sites a commission on all trial subscription revenue generated by their branded sites.

         Advertising

         To date, the Company has not earned any significant revenue from advertising. Currently the layouts of the Company's branded and destination sites allow for one large banner ad and up to two smaller banner ads per page. The Company plans to follow the generally accepted guidelines for advertising fees on the World Wide Web. Ad fees are generally calculated through a combination of the following two criteria: 1) The number of page views received (each time a banner ad has the opportunity of being seen by a user counts as one page view); and 2) The popularity of the host site (and the popularity of specific pages of the host site). Typically, Web sites charge advertisers by CPM (cost per thousand) page views. The Company plans to follow this general model.

         The Company plans to charge fees that are commensurate with these criteria. As mentioned above, the Company currently plans on controlling the advertising space on its destination and branded sites. Therefore, the value of the Company's advertising space should increase as the size of the Company's partner base grows.

         The Company will not establish the rates to be charged on a CPM basis until the branding technology has been commercially launched and when sites are able to easily brand the Company's destination sites. After the rollout of the Company's branding and marketing program, the Company will evaluate page-view penetration into certain industry group and will establish advertising fees accordingly. Though the Company is still evaluating pricing options it anticipates that the cost of branding to be approximately $10.00 to $125.00 depending upon the extent of customization. The Company may also run some introductory phrase promotions depending upon marketing and market conditions.

         Graphic Customization

         The Company plans to charge a fee to partners who wish to customize and have their official corporate logo integrated into their branded Web-content. Depending on the level of customization required, the Company plans to charge a fee accordingly. Though no assurances can be given, management believes that the amount of revenue from this area could be significant if a large percentage of partners opt for graphic customization.

         Web Site Development

         In addition to providing private labeled Web-content to partner sites, the Company plans to continue and expand its custom Web site design and programming for clients who wish to upgrade their existing Web presence.

         The Company is not dependent on any large customer but conversely is dependent upon various individual Web sites deciding to have the Company's branded content appear on their respective Web sites. The Company believes that the e-commerce and financial sites are suited for large corporate Web sites or small individual sites. Since the Web sites will be able to customize the branded content with regards to the color, logo, and highlighted content, the branded content should be readily able to integrate into the look and feel of a specific site whether it be a large car company or a small independent service provider. It is in the Company's best interest to make their sites readily brandable so that there is maximum exposure to the products sold by its e-commerce sites and the advertisement space available on its e-commerce and financial sites. The Company's Websites contain advertising space pre-sold and controlled by the Company. Thus, the Company's advertisers may be competitors of the Websites of its branding customers. To date, such potential conflict has not resulted in any loss of existing customers, but may discourage users in the future. The Company expects that its e-commerce business will be seasonal in the same respect that any retail business is seasonal, with greater sales expected in the holiday seasons.

Proprietary Technology and Research and Development

         The Company does not have any patents on any of its Internet processes. The Company does have various technologies that it has developed which are proprietary. The Company expects that upon delivery of said proprietary processes and technology to the market place that competitors will attempt and possibly may successfully replicate certain advantageous processes developed by the Company's that are part of its branding technology. The Company has applied for Trademark protection with regards to its name and logo. The Company has applied for a service mark with the U.S. Patent and Trademark division of the federal government on the mark "ubrandit" and "ubrandit.com" with and with out the distinctive fonts and color scheme. The Company has secured the names of its present sites with InterNIC and Network Solutions, Inc. and intends to renew the registration in approximately two years when renewals are due. The current business strategy of the Company focusing on the development and branding of its destination Web sites has resulted in the Company expending significant amounts of its resources on research and development. The Company estimates that during the past two years it has spent approximately $312,000 on Company sponsored research and development. The dollar amount spent on research activities sponsored by customers is not a material amount.

Competition

         The Internet market is extremely competitive, new, and dynamic. The Company will be competing with companies that have far greater resources than that of the Company. The Company, a startup company, will be competing against Company's with far greater experience and better funding. Though the competition is formidable management believes that because of the dynamics and huge breadth of Web e-commerce that there are certain areas of e-commerce where the Company can compete effectively. Through the development of private labeled systems for financial information and e-commerce, the Company believes that it has found a niche within the Internet industry that has yet to be fully exploited. To date, the Company believes that no Internet company has positioned itself as the leader in this niche area.

         It is management's opinion that when the Company's branding technology is completed its value as a content provider to the Web sites of its partners will stem from several distinct areas, including: the appeal of brandable content, the turnkey nature of its content, the Company's planned no-cost (or nominal fee charged for graphic customization) to participate model, the ability for a partner to customize their e-commerce store to reflect the unique nature of their business, and the expected breadth of the Company's products.

         It is management's opinion that content providers represent the major competition to the Company as they are vying for similar relationships with third-party Internet marketers. The Company's major competitors generally fall into the following two categories (1) e-commerce sites, such as Amazon.com and BarnesandNoble.com, and (2) financial information providers, such as CBS Marketwatch and PC Quote, Inc. E-commerce sites provide third-party sites with affiliate programs similar to the branding affiliate programs that the Company offers. Larger sites may also keep an inventory of certain books and music and thus may be able to deliver products that are not available to the Company through its distributors. Also some of the larger sites may be able to deliver certain products out of inventory on a more timely basis than the Company. Financial information providers provide third-party sites with comprehensive financial information (stock quotes, market news, etc.) much like stockstudy.com. Many of the larger sites have the advantages of "tie ins" with radio, print, and television media that give them significantly greater exposure than that available to the Company primarily dependent upon exposure through the Web.

         While the Company intends to competitively price its products and services, the Company intends to compete primarily on other factors, including content, ease of use and customer retention. The Company believes that its branding program has certain advantages not offered by the "affiliate programs" offered by other e-commerce providers. Generally affiliate programs work similar to the following. Destination Web sites will advertise a number of books, CDS, or videos from one of the large e-commerce sites offering the products, such as books that pertain to the destination Web site's business. When a visitor to the site takes an interest in a book (by "clicking" a link or picture of the book's jacket cover), the user is instantly transferred to the e-commerce Web site.

         That model has been generally very successful for these e-commerce Web sites. The e-commerce site generates additional traffic and sells more merchandise, users enjoy the shopping and browsing experience that the e-commerce content provides, and the affiliate site hopefully generates more repeat users and gets a commission on certain sales the e-commerce site makes from its users.

         The Company's program will be different providing partners with a series of Web sites, any of which can be customized and "private labeled" to the partner's existing site. By incorporating the partner company's logo and color scheme, the Company will be able to add sophisticated sticky content with the general "touch and feel" of the client's own Web site. Customers who click on the Company's branded content will technically be transported to the Company's servers; however, the change should be transparent to the customer. The transition should be such that the Web site visitor would be unaware that he has left the partner's site. The Company believes that the lack of transparency in the traditional affiliate model is a major shortcoming because in many cases the user may eventually just bypass the affiliate site in favor of going directly to the content provider. Also once the user becomes a customer of the content provider many times the content provider markets directly to the user bypassing the affiliate site that directed the business. It is the present intention of the Company to redirect traffic back to the Company's branded sites with certain marketing campaigns which the Company believes will increase the "sticky" nature of the branded sites.

         The Company has determined that the most effective way to market its products will be through multiple media advertising campaigns, including Web-based advertisements, targeted mailings, and print and radio advertisements. The Company has done some limited testing of e-mail based advertising that targets webmasters. The Company intends to continue with this marketing strategy. The Company has targeted several different types of Internet sites for its initial marketing effort over the next 12 months. The Company believes that these sites would significantly benefit from branding its sticky financial information and e-commerce systems and therefore be most receptive to its marketing efforts. Some of the sites targeted are portal sites and financial sites. Advertising will emphasize how the Company's brandable sticky content could significantly assist portals without providing links to the competition. Likewise advertising to financial sites will emphasis the complete nature of the Company's branding sticky content. Many financial information sites provide services such as stock quotes and personal portfolio management, but lose users to other sites when it comes to other important features such as financial editorial content and e-commerce capabilities. The Company also will target radio stations with a multimedia approach and a selective canvassing campaign. Many radio station Web sites currently do not offer their users an online music CD store. The Company will also benefit as its client base grows since the Company plans to control the advertising space on its branded sites. As more sites are branded the Company expects that there will be some decreases in advertising expenditures. See "Marketing" and "Initial Marketing Prospects" above.

Governmental Regulation

         The Company will be subject to regulation by state, federal, local authorities, with regards to content, copyright and Federal Trade Commission regulations. No assurance can be given that unforeseen regulations will not be adopted by the governmental authorities prohibiting the Company from conducting business as planned or once in business limiting the success of said business operations through the expense of complying with new regulations.

Employees

         The Company currently has 12 full-time personnel plus various consultants in management, sales, Internet and technology computer application, programming, legal, and editorial responsibilities. The Company relies significantly on outsourcing of its computer programming and other consulting needs and plans to control costs by extensively utilizing outsourcing in the future. Management of the Company expects to hire additional employees as needed.

         Further reference is made to the Company's Consolidated Financial Statements, and the notes included therein and to the section entitled, "Management Discussion and Analysis of Financial Condition and Results of Operation" included in Item 7 with regards to the Company's business and planning.

ITEM 2.  PROPERTIES

         The Company subleases approximately 5,000 square feet of general use office space in San Diego California as its primary corporate office. The term of the sublease is until June 30, 2000. These offices are sufficient for the Company to conduct its current operations. On site the Company has a secure facility for housing one of the Company's eight high capacity Internet servers. The other seven servers are housed at a secure location operated by CONNECTNET, a local Internet service provider located in San Diego. The Company believes that its current configuration of server computers and purchased bandwidth are capable of handling the expected high volume Internet traffic during peak user hours. In addition, the Company's systems have been designed to be scalable to meet growth beyond the expected use of the system.

ITEM 3.  LEGAL PROCEEDINGS

         No material legal proceedings to which the Company is a party are pending nor are any known to be contemplated and the Company knows of no legal proceedings pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         The Company's common stock, par value $.001 (the "Common Stock") trades over the counter and is quoted on the OTC Electronic Bulletin Board. The following table sets forth the high and low closing prices for the Common Stock as reported on the OTC Bulletin Board system for the quarters traded during the transition period ended September 30, 1999.

                                             Low                High
                                             ---                ----
Nine Months Ended September 30, 1999
Second Quarter                          $    .375         $    3.625
Third Quarter                               3.625             11.125
Fourth Quarter                              4.625              7.437

         The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, it will continue to retain earnings, if any, for use in its business. At September 30, 1999, the Company had approximately 4,706 shareholders of its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF CERTAIN INFORMATION

CAPITALIZATION

         The following table sets forth the capitalization of Ubrandit.com and subsidiary at September 30, 1999. This table should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Transition Report.


     Short-term Debt                $    5,129
     Long-term Debt                 $    8,859
     Total Stockholders equity      $6,364,365


SUMMARY OF HISTORICAL FINANCIAL DATA -- UBRANDIT

         The following table sets forth certain historical financial data for Ubrandit.com for the period December 19, 1997 (date of inception of Ubrandit.com) to December 31, 1997, and the fiscal year ended, December 31, 1998, and the nine months ended September 30, 1999, which have been derived from the audited financial statements of Ubrandit.com. The Company was incorporated and first began operations on December 19, 1997. Historical financial data may not be indicative of the Company's future performance. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Transition Report.

                                              For the period
                                            December 19, 1997
                                             (Inception of            Fiscal Year          Nine Months
                                              Ubrandit.com)              Ended                Ended
                                             To December 31,          December 31,         September 30,
                                                  1997                   1998                   1999
                                            -----------------      -----------------     -----------------
INCOME STATEMENT DATA

Revenue                                     $             --       $             --      $         35,656
Operating expenses                                                               93               834,171
Operating income (loss)                                                          --              (798,515)
Other (income) net                                        --                     --              (444,027)
Extraordinary Item                                        --                     --              (378,749)
Income (loss) before income taxes                                                --            (1,621,291)
Income taxes                                              --                     --                    --
Net income (loss)                                                                --            (1,621,291)
Earnings per share - basic and diluted                 (0.00)                    --                 (0.17)


BALANCE SHEET DATA

Total current assets                        $            800       $         44,507      $      5,704,834
Total Assets                                $            800       $         44,507      $      6,450,865
Total current liabilities                   $            400       $            400      $         77,641
Total liabilities                           $            400       $            400      $         86,500
Total Stockholders equity                   $            400       $         44,107      $      6,450,865


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS

MANAGEMENT DISCUSSION AND ANALYSIS
General

         Since its inception, the main activity of the Company, an early stage startup Company, has been organizational. The Company has sold equity shares to raise capital, recruited and organized management, has commenced corporate strategic planning, and has engaged in the limited development of destination Web sites and the branding and private labeling of systems for the Company. The Company has conducted no significant operations to date. The Company very recently launched its brandable book, music, video store on September 20, 1999, and expects to launch its brandable financial and other related financial sites in the second quarter of the fiscal year ending September 30, 2000. While the Company expects to generate revenue from advertising, e-commerce sales, and custom programming during the next fiscal year, management expects that the Company will continue to operate at a loss for the foreseeable future. On March 11, 1999, the Company purchased all of the then-outstanding shares of common stock of Global Investors Guide, which became a wholly owned subsidiary of the Company. Global Investors Guide is an Internet development company with a limited operating history. At September 30, 1999, the Company owned approximately $189,147 in tangible property, not including depreciation of approximately $38,580.

Certain Balance Sheet Items

         In comparing the balance sheet at September 30, 1999, to the balance sheet at December 31, 1998, current assets increased from $44.2 thousand to $5.705 million. The increase was principally due to cash received from private equity financings pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933. Total assets increased from $44.5 thousand at September 30, 1998, to $6.451 million at September 30, 1999. The increase was primarily due to the increase in cash as noted above, an increase in property and equipment (primarily computer hardware and software), net of accumulated depreciation and an increase in Goodwill, net of accumulated amortization. Current liabilities increased from $400 at September 30, 1998, to $77.6 thousand at September 30, 1999. This increase was due to increases in accounts payable, accrued expenses and payroll taxes payable resulting from operating activities.

Recent Events

         The Company's most recent audited financial statements are for the nine months ended September 30, 1999.

Stockholders Equity

         Also, in August of 1999 the Company sold a total of 1,482,333 shares of Common Stock at $3.00 per share to certain non-U.S. persons, as defined under Regulation S of the Securities Act of 1933. The shares were sold in private transactions in reliance on the exemption available under Regulation S. This offering is reflected in the notes to the Company's Financial Statements dated September 30, 1999. See Note 7. Stockholders Equity to the Company's Consolidated Financial Statements for the nine months ended September 30, 1999, included elsewhere in this Transition Report.

Results of Operations

Nine months ended September 30, 1999 compared to the year ended December 31, 1998.

         We believe that a comparison of the Company's results of operation for the nine months ended September 30, 1999 to those for the year ended December 31, 1998 is not meaningful, as the Company did not commence operations until the acquisition of Global Investors Guide in March of 1999,

         Consolidated revenue for the nine months ended September 30, 1999 were $35,656, as compared to revenue of nil for the year ending December 30, 1998. Approximately 67.0% of the revenue for the nine months ended September 30, 1999, was generated by renting of mailing lists following the acquisition of Global Investors Guide and the remaining 35.0% was generated from newly commenced product sales on the Jungle Jeff web site.

         Direct operating expenses were $305,286 for the nine months ended September 30, 1999, as compared to no such expenses for the previous year. The increase in direct operating expenses was due primarily to an increase of $258,000 of payroll costs associated with development of web sites and $34,000 of costs associated with the purchase of data feeds for junglejeff.com and miscellaneous operating expenses of $13,000.

         Sales, general and administrative expenses increased from $13 for the year ended December 31, 1998 to $456,575 for the nine months ended September 30, 1999. The increase was primarily due to the following factors: increased research and development costs of $55,914, administrative payroll of $39,000, accounting and legal fees of associated and filings with the Securities and Exchange Commission of $108,000, rent expense of $56,000, business fees of $20,000, expense of $53,000 to facilitate fair and timely dissemination of press releases, compensation expense of $37,000 relating to warrants issued to Fusion Media, office expense of $49,000, Internet service providers expense of $26,000 and travel expenses of $9,000.

         For the nine months ended September 30, 1999, depreciation and amortization costs were $72,310, as compared to $80 for the year ended December 31, 1998. The increase was due to amortization of Goodwill recorded from the acquisition of Global Investors Guide on March 11, 1999, and depreciation of the certain fixed assets.

         In sum, revenue less operating expenses resulted in an operating loss of $798,515 for the nine months ended September 30, 1999, as compared to an operating loss of $93 for the year ended December 31, 1998.

         Interest expense for the nine months ended September 30, 1999 was $1,393, as compared to $0 for the year ended December 31, 1998. This expense related to the convertible debt recorded from the acquisition of Global Investors Guide on March 11, 1999, and the interest on the capital lease obligation.

         For the nine months ended September 30, 1999 interest income increased from $0 to $32,366 over year ended December 31, 1998. The increase interest income was due to interest earned on cash balances received from the equity offerings.

         There were no extraordinary expense items for the year ended December 31, 1998 as compared to expenses of $378,749 for the loss on extinguishment of debt for the nine months ended September 30, 1999. This loss was recorded when the Company converted $164,251 of debt and interest to an unrelated party into shares of the Company's Common Stock. The 300,000 shares of stock were valued at $1.81 per share (the price of the stock on the date of conversion) for a total of $543,000. The difference between the total debt and accrued interest and the value assigned to the stock was recorded as a loss on the extinguishment of debt.

Liquidity and Capital Resources.

         At present, only limited revenues are being produced by the Company. The Company's main source of funds has been the sale of the Company's Equity securities. The Company has issued 7,930,000 shares of its Common Stock for approximately $1,970,780, including the most recent offering and after deduction of offering expenses, has exchanged 1,826,000 shares of its Common Stock for all the outstanding shares of Global Investors Guide and has converted 264,251 in debt to 500,000 shares issued to two creditors of the Company. The Company had $5,613,922 in cash on September 30, 1999, the date of its audited financial as set forth in the Company's financial statements set forth under Item 8. Financial Statements and Supplemental Data. This using these funds is used mainly to develop and market the Company's destination Web sites and its co-branding and private label technology and to fund certain ongoing general and administrative expenses plus consulting expense with the total of such expenses. The Company is generating revenue on a limited basis from its e-commerce destination site junglejeff.com and its branded book, music and video store web sites. The Company expects to generate material revenue from operations beginning in the first quarter of the next calendar year, following the rollout of the completed branding technology and the commencement of the Company's marketing campaign. Further, if revenues from branding, advertising, sponsorship fees, and custom programming are realized said revenues will be subject to all of the risks set forth under Item 1. Business in the section entitled "Risk Factors" and no profits may be realized from said revenues. The main source of funds at the present is the sale of the Company's equity securities. Such reserves are expected to fund operations at projected rates for a period of 36 months following the filing date of this Transition Report. Thereafter, the Company will be dependent upon revenue from operations. If revenue from operations is insufficient to support expenses, additional equity or debt financing will be required to meet capital needs. The Company does not have any commitments for additional capital. One possible source of funding includes loans by financial institutions with the Company's computer equipment as collateral. However, the collateral value of Company's tangible property is limited. The Company has no material contractual commitments for capital expenditure at present.

Summary Of Historical Financial Data - Predecessor -- Global Investors Guide

         The following table sets forth certain historical data for Global Investors Guide for the period December 3, 1996 (date of inception) to September 30, 1997, and the fiscal year ended September 30, 1998, which have been derived from the audited financial statements of Global Investors Guide. Global Investors Guide was incorporated and first began operations on December 3, 1996. Historical financial data may not be indicative of the Company's future performance. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Transition Report. Historical earnings per share and dividend data have not been presented, as Global Investors Guide was not a publicly-held company during the periods presented below.

GIG
---

Selected Financial Data
-----------------------
                                                                 For the period
                                                                 December 3, 1996                Year ended
                                                                  to September 30              September 30,
                                                                      1997                          1998
                                                                 ----------------              -------------
INCOME STATEMENT DATA

Revenue                                                             86,390                        341,887
Operating expenses                                                  78,027                        443,861
Operating income (loss)                                              8,363                       (101,974)
Other (expenses) net                                                  --                          (13,063)
Income (loss) before income taxes                                    8,363                       (115,037)
Income taxes                                                         1,576                           --
Net income (loss)                                                    6,787                       (115,037)
Earnings per share
Basic and diluted                                                     6.79                          (5.04)

BALANCE SHEET DATA
Total current assets                                                10,439                         62,649
Total assets                                                        13,327                         93,909
Total current liabilities                                            4,714                        200,333
Total liabilities                                                    4,714                        200,333
Total stockholders equity (deficit)                                  8,613                       (106,424)


         Certain Balance Sheet Items

         In comparing the balance sheet at September 30, 1998, to the balance sheet at September 30, 1997, current assets increased from $10,439 to $62,649. The increase was principally due to cash and accounts receivable received from operations. Total assets increased from $13,327 to $93,909 on the September 30, 1998 balance sheet compared to the balance sheet at September 30, 1997. The increase was primarily due to the increase in cash and accounts receivable as noted above and an increase in property and equipment (primarily computer hardware and software), net of accumulated depreciation. Current liabilities increased from $4,714 to $200,333 on the September 30, 1998 balance sheet as compared to the balance sheet at September 30, 1997. This increase was due to increases in due to related party, convertible debt, and accrued interest. The due to related party increased as a result of a transaction with a related third party whereby, Global Investors Guide received computer equipment, services and cash. Convertible debt and accrued interest increased as a result of debt incurred from an unrelated third party and interest on said debt.

         Results of Operations

         Nine months ended September 30, 1998, compared to the period from December 3, 1996 to September 30, 1997.

         Consolidated revenue increased 296% to $341,887 for the fiscal year ended September 30, 1998, as compared to consolidated revenue of $86,390 for the period ending September 30, 1997. The increase in revenues was principally due to the additional revenues that the Company was able to generate from its expanded sale of sponsorships and advertising, custom programming and design, and subscriptions.

         Direct operating expenses increased 181% to $154,310 for the fiscal year ended September 30, 1998, as compared to $54,176 for the period ended September 30, 1997. Such increase was due to the following factors: an increase in research and development of $3,000, an increase in payroll of $88,000 and an increase in name list rental of $15,000. All of these changes are associated with the Company's change in business focus during the latter part of the fiscal year ended September 30, 1998.

         Sales, general and administrative expenses increased approximately 1,090% to $279,011 for the fiscal year ended September 30, 1998, as compared to $23,456 for the period ended September 30, 1997. The increase was due primarily to an increase of rent of $19,000, printing costs of $83,000, administrative payroll of $20,000 and computer software costs of $30,000 and office expenses of $100,000.

         Net losses from operations increased to $101,974 for the fiscal year ended September 30, 1998, as compared to net operating income of $8,363 for the fiscal year ended September 30, 1997. The increase in net losses during the fiscal year ended September 30, 1998, was due to the decline in revenue and increase in costs relating to the Company's implementation of its new business plan.

Year 2000 Compliance; Year 2000 Readiness Disclosure

         To the fullest extent permitted by law, the following discussion is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act 105 P.L. 271. Such Act does not protect the Company from violations arising under the Federal Securities laws.

Background

         Before the rollover of the year from 1999 to 2000, many of the world's computer systems and programs used two-digit date fields to designate a year, which meant that two-digit date systems would recognize the year 2000 as 1900 or not at all. Because the activities of many businesses are affected by dates or are date-related, the inability of these systems or programs to use such date information correctly could have resulted in system failures or disruptions and led to disruptions of business operations in the United States and internationally (the "Year 2000 Problem"). In the case of the Company, such disruptions would include, among other things, an inability to process transactions, send invoices, or engage in similar routine business activities.

         Although the transition to the Year 2000 did not have any significant impact on the Company or its reporting systems and operations, the Company will continue to assess the impact of the Year 2000 Problem on its systems and those of third-party service providers. Issues relating to the Year 2000 Problem arise in a number of different contexts in which the Company and its operating subsidiary use or access computer programming. In its operations, the Company uses both third-party and internally developed software programs and relies on customary telecommunications services, as well as building and property logistical services, including, without limitation, embedded computer-controlled systems. The Company generally will also rely heavily upon suppliers, as well as data processing, transmission and other services provided by third-party service providers, including, without limitation, Internet access, online content, product distribution and delivery, and information services.

         The Company and its operating subsidiary will rely on independent internal local access network (LAN) computer systems. In addition, the Company and its subsidiaries lease their office space from third parties and may conduct business through multiple locations in major cities. Although the operating subsidiary will, for the most part, conduct business independently, it will substantially use similar third-party software and have common relationships and dependencies with third party service providers.

Assessing the Impact of the Year 2000 Problem on the Company's Operations

         Before the rollover of the two-digit year to 00, the Company reviewed its computer systems and programs, including information technology ("IT") and non-IT systems, and determined that they were in compliance with the requirements of the Year 2000. The Year 2000 problem, however, is pervasive and complex as virtually every computer operation could be affected in some way by the rollover of the two digit year to 00. The Company relies on a variety of third party vendors and service providers in the daily operation of its web sites. The Company relies on third party data providers in connection with the operation of its financial and e-commerce sites, as well as third party financial service providers for credit card transactions and encryption technology. The Company also relies on third party fulfillment providers for all shipping and handling of products sold through its affiliated e-commerce destination sites. All such third party providers depend upon computing systems and software, and are susceptible to Year 2000 related problems. Also many of the data feeds that third party service and data providers use to deliver data and content to the Company are generated through various financial markets that are also reliant on computer technology and software. If a significant number of these computers fail to function correctly, the Company may not be able to display correct financial information or product related data on its web sites, or correctly process or deliver any orders from its destination or branded sites. Although the Company could incur substantial costs in connection with the failure of third-party computing systems and software, such costs are not sufficiently certain to estimate at this time.

         To date, the Company has incurred over $50,000 in expenses to purchase Year 2000 compliant servers and software. All NT based servers have been upgraded to Microsoft service PAC 5, which is Year 2000 compliant. The Company estimates that it will incur approximately $10,000 in staffing and related general and administrative expenses to make existing hardware and software Year 2000 compliant. As of the date of this Transition Report, the Company does not expect to incur additional expenses for Year 2000 remediation. The Company anticipates that the most reasonably likely worst case scenario is that many of the Company's in for active providers will be unable to distribute the financial data and product information that forms a basis for the Company's web sites. As a result, users of the branded sites will be unable to access normally available data. The Company cannot predict how long such disruption in service could continue. If the financial data providers are not functional, the Company anticipates that the financial data and product data providers could be replaced so long as the disruption is not caused by technical problems at the New York Stock Exchange, NASDAQ and other exchanges. If the data providers for book and music products experience Year 2000 technical disruption, the Company will experience significant delays in replacing such data providers because only several comprehensive data providers exist.

Contingency Planning

         The Company has not developed any plan to address contingencies arising from the inability of third-party service providers to become Year 2000 compliant in a timely manner. Consequently, no assurance can be given that the potential failure of third-party systems will not increase the Company's operating costs or create uncertainties that may have an adverse effect on the Company's operating results or financial condition.

         The Company does not at this time have any plans to develop a comprehensive contingency plan with respect to the possible failure of computing systems or interruptions relating to the rollover of the two-digit year to 00. The Company limited its contingency planning to identifying alternative third-party providers that would be available if the Company's current providers are unable to perform in a timely manner. The Company expects to complete its planning and search for alternative third-party vendors and service providers by the end of the first quarter of this calendar year.

Recent Accounting Pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early adopt and what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" was issued in December 1998 and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will comply with the requirements of this SOP as they become effective and this is not expected to have a material effect on the Company's revenues and earnings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have any financial instruments that are subject to market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           Ubrandit.com and subsidiary

                          As of and for the Period from
                          December 19, 1997 (Inception)
                              To December 31, 1997;
                          As of and for the year ended
                           December 31, 1998 and as of
                          and for the nine months ended
                               September 30, 1999

                           Ubrandit.com and subsidiary
                                Table of Contents


                                                                            Page
                                                                            ----

   Report of Independent Auditors                                             1

   Consolidated Balance Sheets                                                2

   Consolidated Statements of Operations                                      3

   Consolidated Statement of Changes in Stockholders' Equity                  4

   Consolidated Statements of Cash Flows                                      5

   Notes to Consolidated Financial Statements                              6-16

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Ubrandit.com
Del Mar, California

We have audited the accompanying consolidated balance sheets of Ubrandit.com as of December 31, 1998 and September 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from December 19, 1997 (inception) to December 31, 1997; the year ended December 31, 1998 and the nine months ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ubrandit.com as of December 31, 1998 and September 30, 1999, and the results of its operations, and its cash flows for the period December 19, 1997 (inception) to December 31, 1997; the year ended December 31, 1998 and the nine months ended September 30, 1999, in conformity with generally accepted accounting principles.


/s/ Start Tinter & Associates, LLC


Englewood, Colorado
November 5, 1999


                                       Ubrandit.com and subsidiary
                                       Consolidated Balance Sheets

                                                                     December 31,          September 30,
                                                                         1998                   1999
                                                                   ----------------       ----------------
                           ASSETS
Current assets
   Cash                                                            $        44,187        $     5,613,922
   Accounts receivable                                                                              7,290
   Subscription receivable                                                                         51,000
   Prepaid expenses                                                                                20,750
   Deposits                                                                                        11,872
                                                                   ----------------       ----------------
       Total current assets                                                 44,187              5,704,834

Other assets:
   Property and equipment - net of
    accumulated depreciation                                                                      150,567
   Core technology                                                                                475,000
   Goodwill - net of accumulated amortization                                                     594,354
   Organizational costs - net of accumulated
    amortization                                                               320                  1,110
                                                                   ----------------       ----------------

                                                                   $        44,507        $     6,925,865
                                                                   ================       ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                            $ -               $ 45,581
   Accrued expenses                                                            400                 19,324
   Current portion of leases payable                                                                5,129
   Payroll taxes payable                                                                            7,607
                                                                   ----------------       ----------------
       Total current liabilities                                               400                 77,641

Other liabilities:
   Leases payable, net of current portion                                                           8,859

Stockholders' equity
   Common stock, $0.001 par value,
    25,000,000 shares authorized;
    5,040,000 and 11,738,333
    shares issued and outstanding                                            5,040                 11,738
   Additional paid in capital                                               39,160              7,974,011
   Accumulated deficit                                                         (93)            (1,621,384)
                                                                   ----------------       ----------------
       Total stockholders' equity                                           44,107              6,364,365
                                                                   ----------------       ----------------

                                                                   $        44,507        $     6,925,865
                                                                   ================       ================

                         See accompanying notes to consolidated financial statements.


                                                Ubrandit.com and subsidiary
                                           Consolidated Statements of Operations

                                                          For the period
                                                          December 19, 1997               Year                  Nine months
                                                            (Inception)                   ended                    ended
                                                           to December 31,             December 31,             September 30,
                                                                1997                       1998                     1999
                                                           ----------------          ----------------        ----------------
Revenue                                                    $             -           $             -         $        35,656
                                                           ----------------          ----------------        ----------------

Expenses:
  Direct operating                                                                                                   305,286
  Sales, general and administrative                                      -                        13                 456,575
  Depreciation and amortization                                          -                        80                  72,310
                                                           ----------------          ----------------        ----------------
    Total operating expenses                                             -                        93                 834,171
                                                           ----------------          ----------------        ----------------

Operating (loss)                                                         -                       (93)               (798,515)

Other income (expense):
  Interest income                                                                                                     32,366
  Interest expense                                                                                                    (1,393)
                                                           ----------------          ----------------        ----------------
                                                                         -                         -                  30,973
                                                           ----------------          ----------------        ----------------

(Loss) before extraordinary item                                         -                       (93)               (767,542)

Extraordinary item:
 Loss on extinguishment of debt                                                                                     (378,749)
                                                           ----------------          ----------------        ----------------

Net (loss)                                                 $             -           $           (93)        $    (1,146,291)
                                                           ================          ================        ================


Per share information:
   Weighted average shares
    outstanding - basic and diluted                                     71                   777,041               9,353,151
                                                           ================          ================        ================
(Loss) before extraordinary item per
   share - basic and diluted                               $             -           $         (0.00)        $         (0.08)

Extraordinary item per share - basic
  and diluted                                                            -                         -                   (0.04)
                                                           ----------------          ----------------        ----------------

 Net (loss) per common share - basic
  and diluted                                              $             -           $         (0.00)        $         (0.12)
                                                           ================          ================        ================


                         See accompanying notes to consolidated financial statements.

                                     Ubrandit.com and subsidiary
                           Consolidated Statement of Stockholders' Equity
              For the Period from December 19, 1997 (Inception) to September 30, 1999

                                                                         Additional
                                                 Common Stock              Paid in        Accumulated
                                             Shares         Amount         Capital          Deficit          Total
                                          -------------  -------------   -------------   -------------   -------------
Balance at December 19, 1997                         -   $          -    $          -    $          -    $          -

Issuance of stock for cash
  at $0.01 per share                            40,000             40             360                             400

Balance at December 31, 1997                    40,000             40             360               -             400

Issuance of stock for cash
  at $0.01 per share net
  of issuance cost                             860,000            860           4,540                           5,400

Issuance of stock for cash
  at $0.01 per share net
  of issuance cost                           4,140,000          4,140          34,260               -          38,400

Net loss for the year                                                                             (93)            (93)
                                          -------------  -------------   -------------   -------------   -------------

Balance at December 31, 1998                 5,040,000          5,040          39,160             (93)         44,107

Issuance of stock for cash
  at $0.50 per share net
  of issuance costs                          1,890,000          1,890         935,110               -         937,000

Issuance of stock in a
  business combination                       1,826,000          1,826         911,174               -         913,000

Issuance of stock as repayment for
  debt and accrued interest                    300,000            300         542,700               -         543,000

Issuance of stock to a related
 party as repayment for advance                200,000            200          99,800               -         100,000

Issuance of stock for cash
  at $1.00 per share net
  of issuance costs                          1,000,000          1,000         989,000                         990,000

Issuance of stock for cash and
subscription receivable at $3.00
per share net of issuance costs              1,482,333          1,482       4,409,977               -       4,411,459

Issuance of stock warrants for
  services rendered                                                            47,090                          47,090

Net loss for the period                              -              -               -      (1,146,291)     (1,146,291)
                                          -------------  -------------   -------------   -------------   -------------

Balance at September 30, 1999               11,738,333   $     11,738    $  7,974,011    $ (1,146,384)   $  6,839,365
                                          =============  =============   =============   =============   =============

                         See accompanying notes to consolidated financial statements.

                                 Consolidated Statements of Cash Flows

                                                       For the period
                                                      December 19, 1997     Year          Nine months
                                                        (Inception)         ended            ended
                                                       to December 31,   December 31,     September 30,
                                                            1997             1998             1999
                                                      ---------------- ---------------- ----------------
Cash flows from  operating  activities:
Net (loss)                                            $             -  $           (93) $    (1,146,291)
                                                      ---------------- ---------------- ----------------
Adjustments to reconcile net (loss)
 to net cash provided by
 (used in) operating activities:
    Depreciation and amortization                                                   80           72,310
    Extraordinary item                                                                          378,749
    Compensation related to warrants                                                             47,090
 Changes in assets and liabilities:
  Decrease in accounts receivable                                                                   823
  (Increase) in subscription receivable                                                         (51,000)
  (Increase) in prepaid expenses                                                     -          (20,600)
  (Increase) in deposits                                                             -          (11,872)
  (Increase) in organizational costs                                              (400)          (1,000)
  Increase in accounts payable                                                       -           28,060
  Increase in accrued expenses                                                     400           19,324
  Increase in payroll taxes payable                                                  -            7,607
  Increase in accrued interest                                                                      801
                                                      ---------------- ---------------- ----------------
      Total adjustments                                             -               80          470,292
                                                      ---------------- ---------------- ----------------
      Net cash (used in) operating
       activities                                                   -              (13)        (675,999)
                                                      ---------------- ---------------- ----------------

Cash flows from investing activities:
  Purchase of fixed assets                                                                     (109,283)
  Cash acquired in business combination                                                          18,660
                                                      ---------------- ---------------- ----------------
     Net cash (used in) investing activities                        -                -          (90,623)
                                                      ---------------- ---------------- ----------------

Cash flows from financing activities:
  Repayments of capital lease obligations                                                        (2,102)
  Net proceeds from issuance of common
   stock, net of issuance costs                                   400           43,800        6,338,459
                                                      ---------------- ---------------- ----------------
     Net cash provided by financing activities                    400           43,800        6,336,357
                                                      ---------------- ---------------- ----------------

Net increase in cash
                                                                  400           43,787        5,569,735
Cash, beginning
                                                                    -              400           44,187
                                                      ---------------- ---------------- ----------------
Cash, ending
                                                      $           400  $        44,187  $     5,613,922
                                                      ================ ================ ================

Non-cash transactions
  Net liabilities acquired in
   business combination                               $             -  $             -  $      (209,198)
                                                      ================ ================ ================
  Issuance of common stock in business
   acquisition                                                      -                -  $      (913,000)
                                                      ================ ================ ================
  Goodwill recorded in business combination                         -                -  $     1,103,538
                                                      ================ ================ ================
  Issuance of stock in repayment of
   convertible debt                                                 -                -  $      (543,000)
                                                      ================ ================ ================
  Issuance of stock in repayment of
   related party advances                                           -                -  $      (100,000)
                                                      ================ ================ ================
  Issuance of stock warrants for
   services rendered                                  $             -  $             -  $       (47,090)
                                                      ================ ================ ================


                         See accompanying notes to consolidated financial statements.

                           Ubrandit.com and Subsidiary
             Notes to Consolidated Financial statements (Continued)

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on December 19, 1997 in the State of Nevada under the name of Mount Merlot Estates, Inc. On January 14, 1999 the Company's name was changed to Virtual Brand, Inc. and amended Articles of Incorporation were filed. The name was again changed to Ubrandit.com on February 18, 1999 and a second set of amended articles of Incorporation was filed with the State of Nevada. The Company's primary concentrations are in providing of "branded" financial and e-commerce Web-based systems to the internet in order to earn both advertising and sponsorship revenue.

On March 11, 1999 the Company acquired Global Investors Guide ("Global") a related Corporation. The Company acquired all of the net liabilities of Global through the issuance of 1,826,000 shares of its common stock in exchange for all of the outstanding shares of Global's common stock. The transaction has been accounted for as a purchase and accordingly, the Company recorded the acquired assets less liabilities assumed at its cost. A difference between the cost of Global and the sum of the fair values of the assets acquired less liabilities assumed was recorded as goodwill. (see Note 9).

The Company has elected to change its year-end from December 31 to September 30.

Principles of consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are being depreciated by the straight-line and accelerated methods over lives ranging from three to seven years. The depreciation methods are designed to expense the cost of the assets over their estimated useful lives.

                           Ubrandit.com and Subsidiary
             Notes to Consolidated Financial statements (Continued)

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangibles

Goodwill and Organization costs are amortized under the straight-line method over five years. Core technology has not been placed into service. Amortization of goodwill and organization costs expensed to operations for the year ended December 31, 1998 and the nine months ended September 30, 1999 were $80 and $53,115, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1998 and September 30, 1999. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

Net income per common share

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti dilutive.

Comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. For all periods presented, there were no differences between reported net income and comprehensive income.

Segment Reporting

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                           Ubrandit.com and Subsidiary
             Notes to Consolidated Financial statements (Continued)

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. As goodwill was acquired in a business combination accounted for using the purchase method, the goodwill is included as part of the asset grouping in determining recoverability. If goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill shall be eliminated before making any reduction of the carrying amounts of long-lived assets and identifiable intangibles. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Revenue Recognition

The Company recognizes product revenues, sales of books, music and videos, completed on their jungle jeff web site and other branded sites, upon shipment and billing to the customer. Allowances are established to recognize the risk of sales returns from customers.

The Company realizes and records mailing list revenue on the date the customer uses the mailing list. The rental is limited to a one-time use for each customer at the time the list is rented.

Sales commissions expense

The Company pays five percent commissions of product revenues to branded web sites. The sales commissions expense for the nine months ended September 30, 1999 is immaterial.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to operations for the period ended December 31, 1998 and the nine months ended September 30, 1999 were approximately $0 and $55,914 respectively.

                           Ubrandit.com and Subsidiary
             Notes to Consolidated Financial statements (Continued)

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation.

During 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Effective July 1, 1998, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. The adoption of this pronouncement did not have a material effect on the Company's financial results.

Recent Pronouncements.

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early adopt and what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" was issued in December 1998 and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will comply with the requirements of this SOP as they become effective and this is not expected to have a material effect on the Company's revenues and earnings.

                           Ubrandit.com and Subsidiary
             Notes to Consolidated Financial statements (Continued)

Note 2.  CONCENTRATIONS OF CREDIT RISK

The Company's funds are deposited in a federally insured institution which insures deposits up to $100,000. As of September 30, 1999 the funds under deposit exceed this insured amount by $5,298,826.

The Company derived sixty-four percent of its revenues from the rental of customer mailing lists to one customer for the nine months ended September 30, 1999. The Company anticipates these concentrations will not be significant in the future as revenue will be derived from other sources.

Note 3.  PROPERTY AND EQUIPMENT AND GOODWILL

The following is a summary of property and equipment as of September 30, 1999, at cost, less accumulated depreciation:


              Computer equipment                                $128,622
              Office furniture and equipment                      60,525
                                                                ---------
              Total property & equipment                         189,147
              Less accumulated depreciation                      (38,580)
                                                                ---------
              Net property and equipment                        $150,567
                                                                =========

For the nine months ended September 30, 1999, the amount for depreciation expense charged to operations was $19,255.

The following is a summary of Goodwill as of September 30, 1999, at cost, less accumulated amortization:

              Goodwill                                          $647,198
              Accumulated amortization                            52,844
                                                                ---------
              Net Goodwill                                      $594,354
                                                                =========

For the nine months ended September 30, 1999, the amount for amortization expense charged to operations was $52,844.

Note 4.  LICENSE AGREEMENTS

On February 2, 1998 the Company's subsidiary Global entered into an Information Distribution License agreement with an unrelated company. The Agreement grants a nonexclusive, nontransferable right and license to distribute electronically, a stock quote data feed. Under the terms of the three-year agreement Global paid a one-time installation fee of $1,230 in January 1998. In addition the contract requires Global to pay a monthly fee of $970 plus redistribution fees based on the number of months the data feed is used. The installation fee and the monthly fees are expensed as incurred. During the year ended December 31, 1998 and the nine months ended September 30, 1999 the Company paid fees of $0 and $13,820, respectively. All other fees were paid by Global prior to the business combination. As of September 30, 1999 there is an amount due of $1,700.

                           Ubrandit.com and Subsidiary
             Notes to Consolidated Financial statements (Continued)

Note 4.  LICENSE AGREEMENTS (Continued)

Additionally, the Company's subsidiary Global entered into a Computer Software License Agreement on April 21, 1998. The agreement grants Global the right to use "NT-TASRV" operating system and provides monthly service and support of this system. Under the terms of the contract Global paid an initial license fee of $1,025 and pays a monthly fee of $1,025. The installation fee and the monthly fees are expensed as incurred. For the year ended December 31, 1998 and the nine months ended September 30, 1999 the Company had paid $0 and $6,150, respectively, in fees.

In addition, the Company's subsidiary Global entered into a License Agreement with an unrelated company on January 19, 1999. The Agreement grants non-exclusive, non-transferable, limited right to use data feeds for music, video, books and an encyclopedia of popular music. Under the terms of the one-year agreement, Global will pay the greater of a minimum monthly fee of $3,500 or a calculated fee based on a fixed price per unit sold. These fees will be expensed as incurred. For the nine months ended September 30, the Company has paid $13,000 in fees. As of September 30, 1999 there is an amount due of $7,000.

Note 5.  EXTRAORDINARY ITEM

During March 1999 the Company converted $164,251 of debt and interest into 300,000 shares of common stock for a value of $543,000. Long-term debt on the Company's balance sheet was reduced by $150,000, accrued interest by $14,251 and the Company recorded an extraordinary loss of $378,749 (see Note 7).

Note 6.  LEASE OBLIGATIONS

Capital Lease

The Company leases certain equipment under a capital lease expiring in 2002. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense. Future minimum lease payments under non-cancelable capital leases having terms in excess of one year are as follows:

         Years ended September 30:
              2000                                              $6,446
              2001                                               6,446
              2002                                               3,223
                                                                ------
              Total future minimum lease payments               16,115
              Less amount representing interest                  2,127
                                                                ------
              Present value of minimum lease payments           13,988
              Less current portion                               5,129
                                                                ------
              Capital lease obligations, less current portion   $8,859
                                                                ======

The interest rate on the capitalized lease was 11%.

                           Ubrandit.com and Subsidiary
             Notes to Consolidated Financial statements (Continued)

Note 6.  LEASE OBLIGATIONS (Continued)

Included in fixed assets under capital leases as of September 30, 1999:

              Office furniture and equipment                    $16,090
              Less accumulated amortization                       2,235
                                                                -------
                                                                $13,855
                                                                =======

Operating Lease

The Company leases office space under an operating lease, which expires in April 2000.

Minimum future rental payments under this non-cancelable operating lease which has a remaining term of seven months is $66,780 at September 30, 2000. Rent expense was $56,167 for the nine months ended September 30, 1999.

Note 7.  STOCKHOLDERS' EQUITY

During December 1997 and February 1998, 40,000 and 860,000, shares of stock were issued to various investors at $0.01 per share for cash of $400 and $8,600, pursuant to a Regulation D, Rule 504 offering. Issuance costs were $3,200.

During December 1998, 4,140,000 shares of stock were issued to various investors at $0.01 per share for cash of $41,400, pursuant to a Regulation D, Rule 504 offering. Issuance costs were $3,000.

During February 1999, 1,890,000 shares of stock were issued to various investors at $0.50 per share for cash of $945,000, pursuant to a Regulation D, Rule 504 offering. Issuance costs were $8,000.

On March 11, 1999 1,826,000 shares of stock were issued in conjunction with the acquisition of Global (see Note 9).

During March 1999 the Company converted $150,000 of debt and $14,251 of accrued interest due to an unrelated party into 300,000 shares of stock at a value of $543,000. The stock was valued $1.81 per share, the closing price of the Company's common stock on the date of the conversion. The difference of $378,749 between the total debt and accrued interest converted of $164,251 and value assigned to the shares of stock of $543,000 was recorded as a loss on extinguishment of debt (see Note 5). The Company issued the shares in April 1999.

During March 1999 the Company converted an amount due to a related party of $100,000 into 200,000 shares of stock at a value of $362,000. The stock was valued $1.81 per share, the closing price of the Company's common stock on the date of the conversion. The difference of $262,000 between the amount due of $100,000 and value assigned to the shares of stock of $362,000 was recorded as a reduction in capital. The Company issued the shares in April 1999.

                           Ubrandit.com and Subsidiary
             Notes to Consolidated Financial statements (Continued)

Note 7.  STOCKHOLDERS' EQUITY (Continued)

During April 1999, 1,000,000 shares of stock were issued to various investors at $1.00 per share for cash of $1,000,000, pursuant to a Regulation D, Rule 506 offering. Issuance costs were $10,000.

During August 1999, 1,482,333 shares of stock were issued to various investors at $3.00 per share for cash of $4,446,999 pursuant to a Regulation S offering. Issuance costs were $35,540.

During July 1999 the company issued warrants to purchase 20,000 shares of the Company's common stock to an unrelated third party in consideration of consulting services rendered. These warrants are exercisable at $4.56 per share, which was fair market value at date of issuance. One half of the warrants vest one year from date of grant and the balance vest eighteen months after date of grant. The warrants expire in June 2004. In accordance with SFAS No. 123 these warrants were recorded as compensation expense as of the date of issuance. The weighted average fair value of the warrants was $2.36 per warrant for calculated compensation expense of $47,090. The following weighted average assumptions were used for grant:

              Risk-free interest rate                           4.8%
              Dividend yields                                   0.0%
              Volatility factors of expected market price of
               The Company's shares of common stock             1.10
              Weighted average expected life of the warrants    1.5 years


Note 8.  STOCK OPTION PLAN

The Company adopted an incentive stock option plan on March 11, 1999. Under the plan, the Company may grant up to 2,500,000 in options for the purchase of common stock. The exercise price of each option shall not be less than eighty five percent (85%) of the fair market value of the common stock at the date of grant. The maximum term of the options is five years. Of the 1,201,500 options granted 822,500 are fully vested and the remainder vest within one year from the date of grant.

Pursuant to the terms of an employment contract the Company issued 350,000 stock purchase options to an officer of the Company. Of the 350,000 options granted, one third vested in September 1999, one third will vest in March 2000 and the remaining one third will vest in March, 2001.

The Company applies APB Opinion 25 in accounting for its stock compensation plan. No compensation cost has been recognized for the nine months ending September 30, 1999. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires the disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. Applying SFAS No. 123 would result in pro forma net (loss) and (loss) per share amounts as follows:

                           Ubrandit.com and Subsidiary
             Notes to Consolidated Financial statements (Continued)

Note 8.  STOCK OPTION PLAN (Continued)
                                           Year ended          Nine months ended
                                        December 31, 1998     September 30, 1999
                                        -----------------     ------------------
    Pro forma Net loss                              ($93)           ($2,487,291)
    Pro forma loss per share - basic
     and diluted                                  ($0.00)                ($0.27)

The weighted-average fair value of options granted during 1999 was $1.11.

The fair value of each option is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grant: risk-free interest rate of 4.8%, dividend yield of 0%; volatility factors of the expected market price of the Company's shares of Common Stock of 1.17; and a weighted average expected life of the option of 5 years.

Following is a summary of the status of the options during the nine months ended September 30, 1999:

                                                   Incentive Stock Option Plan                  Others
                                                   ---------------------------        ---------------------------

                                                                     Weighted                           Weighted
                                                                     Average                            Average
                                                   Number of         Exercise         Number of         Exercise
                                                    Shares            Price            Shares            Price
                                                   ---------         ---------        ---------         ---------

Outstanding at January 1, 1999                             -                 -                -                 -

              Granted                              1,201,500             $1.06          350,000             $3.35
              Exercised                                    -                 -                -                 -
              Forfeited                                    -                 -                -                 -
                                                   ---------         ---------        ---------         ---------

Outstanding at
 September 30, 1999                                1,201,500             $0.91          350,000             $3.35
                                                   =========         =========        =========         =========
Options exercisable at
 September 30, 1999                                  822,500             $0.55                -                 -
                                                   =========         =========        =========         =========


                                                       Outstanding Options                Exercisable Options
                                                   ---------------------------        ---------------------------
                                                     Weighted
                                                      Average         Weighted                           Weighted
                                                     Remaining        Average                            Average
           Exercise                                 Contractual       Exercise                           Exercise
         Price Range            Number                 Life            Price          Number              Price
         -----------           -----------          -----------      -----------     -----------       ----------
         Incentive Stock Option Plan:

         $0.50-$0.75               785,000            4.3 years            $0.50         785,000            $0.50
         $1.50-$1.50               350,000            5.4 years            $1.50          56,250            $1.50
         $4.31-$5.13                52,500            5.9 years            $4.83               -                -
         $6.75-$6.75                14,000            5.6 years            $6.75               -                -

         Others:
         $3.35-$4.31               350,000              5 years            $3.35               -                -

                           Ubrandit.com and Subsidiary
             Notes to Consolidated Financial statements (Continued)

Note 9.  ACQUISITION

On March 11, 1999 the Company entered into an Agreement and Plan of Exchange with a related corporation, Global Investors Guide. As of March 11, 1999 Global became a wholly owned subsidiary of the Company. The acquisition was accounted for as a purchase in which the Company acquired all of the net liabilities of Global and all of the outstanding shares of Global's common stock. In the transaction the Company issued 1,826,000 shares of common stock, at a price per share of $0.50, for a value of $913,000. A price of $0.50 per share was used to value the stock issued in the acquisition transaction as the sale of approximately 2,000,000 shares one month prior to the merger at $0.50 per share is the best indicator of value of the stock. The excess estimated fair value of the net liabilities assumed over the value of the shares issued was $1,122,198. an was allocated as follows: core technology $475,000, goodwill $647,198. Management determined the goodwill fair value by reference to the present value of estimated future cash inflows of the acquired assets, and believes the valuation to be reasonable, appropriate and not impaired. The goodwill is being amortized using the straight-line method over five years (see Note 1). Management also believes the value allocated to core technology, the difference between the excess estimated fair value of the net liabilities assumed over the value of the shares issued less the goodwill, is reasonable, appropriate and not impaired.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on January 1, 1998 and January 1, 1999, respectively:


                                            Year ended        Nine months ended,
                                           ------------       ------------------
                                           December 31,         September 30,
                                           ------------       ------------------
                                              1998                 1999
                                           ------------       ------------------

              Total revenues                  $361,678                  $66,342
              Earnings before taxes          ($149,676)             ($1,273,723)
              Net earnings                   ($149,676)             ($1,273,723)
              Earnings per share                ($0.06)                  ($0.09)

The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the merger occurred on the dates indicated or which may be obtained in the future.

Note 10. INCOME TAXES

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

                           Ubrandit.com and Subsidiary
             Notes to Consolidated Financial statements (Continued)

Note 10. INCOME TAXES (Continued)

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company has a Federal net operating loss carryforward of approximately $1,1450,000, which will expire in the year 2014. The tax benefit of this net operating loss of approximately $286,000 has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under Section 381 of the Internal Revenue Code.

The provision for income taxes for the periods presented has been computed in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. There are no material differences between financial statement income and taxable income.

The amounts shown for income taxes in the statements of operations differ from amounts that would be derived from computing income taxes at federal statutory rates. The following is a reconciliation of those differences.

              Tax at federal statutory rate         34%        34%
              Net operating loss                   (34)       (34)
                                                   ----       ----
                                                     -%         -%
                                                   ====       ====

Note 11. YEAR 2000

The Company has assessed its exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities on which the Company's operations rely will be 2000 compliant, the Company remains susceptible to consequences of the Year 2000 issue.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

         The names, ages and positions of the Company's directors and executive officers on November 30, 1999 are listed below:

NAME                                AGE                    POSITION
----                                ---                    --------

Jeff Phillips                       31           President, Chief Executive
                                                 Officer, Chairman of the Board
Roger C. Royce                      59           Chief Operating Officer,
                                                 Director
Gregory V. Gibson                   49           Vice President, Legal, Director
Steven K. Radowicz                  31           Director
David C. Pollei                     56           Director
Michael Fagan                       32           Vice President Corporate
                                                 Development
Mark Cullivan                       31           Vice President Operations
J. Eric Arterburn                   28           Vice President Design
                                                 Development
William Childers                    28           Vice President MIS


JEFFERY PHILLIPS,
PRESIDENT, CHIEF EXECUTIVE OFFICER, CHAIRMAN OF THE BOARD OF DIRECTORS

         Mr. Phillips was appointed as the Company's President, Chief Executive Officer and Chairman of the Board in January 1999. From 1997 to the present, Mr. Phillips also has been the President of Global Investors Guide of San Diego, CA. Global Investors Guide maintains a financial research site and performs contract programming for companies in the financial and e-commerce markets. As president, Mr. Phillips has been in charge of budgeting, project planning and management, and development of specialty tools as per the clients' needs. He was also responsible for exploring and implementing the newest technology into Global Investors Guide's Web sites pertaining to the financial Internet market. During the past five years, Mr. Phillips has also been a marketing consultant to public relations firms and the owner of LPC Communications, an Advertising Agency and Market Publishing, Inc. a fulfillment and order processing company. Prior to Mr. Phillips joining Global Investors Guide he was President of Arboc Marketing, an independent marketing company located in Santa Barbara, CA. As president, Mr. Phillips was responsible for designing and implementing marketing programs for over one hundred small and medium sized businesses. Business types included health organizations, banks, retail outlets, and manufacturing enterprises. The company also handled political campaigns in the state of California in the capacity of campaign management, marketing, and public relations. Mr. Phillips received his Bachelor of Arts in Economics from the University of California, Santa Barbara.

ROGER C. ROYCE,
DIRECTOR AND CHIEF OPERATING OFFICER.

         Mr. Royce joined the Company in March of 1999 as its Chief Operating Officer and as a member of the Board of Directors. Mr. Royce brings over 30 years of corporate experience in managing rapid growth enterprises in conglomerate environments both in the private and public sector. Prior to his association with the Company, Mr. Royce was Chairman and CEO of Fortune Financial Systems, Inc., a diversified national education and training company. Before joining Fortune Financial, he was President and CEO of Academic Excellence Institute, Inc., an accelerated learning and distribution company, and now serves as CEO of Westban Financial, Inc., a financial and management consulting company. His other experience includes: President and CEO of Motel 6, Inc., a 400 property lodging chain with revenues of $275 million and assets in excess of $900 million employing over 7,000 employees; President of Fotomat Labs, Inc. and Corporate Sr. Vice President and Managing Operations Director for Fotomat Corporation, a national conglomerate holding company with a retail chain of 3,850 photographic processing/camera stores generating sales in excess of $265 million and 12 nationwide processing plant and manufacturing facilities having wholesale billing of $120 million and employing over 13,000 employees; and President of Woodfin Suites Hotels, Inc., a national hotel management and franchise company which was the founding franchisee for the Marriott Residence Inns chain. During his business career he has also been a consultant for companies involved in Internet delivery systems. Mr. Royce holds a BA and MBA from California Western University and has completed additional postgraduate studies at UCLA and Harvard.

GREGORY V. GIBSON,
VICE PRESIDENT LEGAL, DIRECTOR

         Mr. Gibson has been an officer and director of the Company since January of this year. Mr. Gibson has been an attorney specializing in securities and securities broker dealerships for over 15 years. Presently Mr. Gibson is a member of the law firm Gibson, Haglund and Paulsen and Vice President Legal for Pennaco Energy, Inc. a Denver based public Oil and Gas Company. Prior to his present affiliations Mr. Gibson was corporate counsel for three years to Global Resource Investment Limited, a southern California based broker dealer specializing in resource and foreign publicly traded securities. Prior to working at Global Mr. Gibson was practicing securities and international law with the law firms of Gibson and Haglund and Gibson, Ogden and Johnson. Mr. Gibson attended Claremont Men's College and Brigham Young University for undergraduate studies and received his juris doctorate degree from Pepperdine University School of Law.

STEVEN K. RADOWICZ,
DIRECTOR

         Mr. Radowicz has been a director of the Company since March 1999. Mr. Radowicz, an independent director of the Company, is the managing partner and owner of Apquip Company LLC. Located in Monterey, California, Apquip is a Company that manufactures equipment for the wood products industry and services a worldwide clientele. Mr. Radowicz has held numerous positions with the Company over the past nine years and has served as the Chief Executive Officer for the past two years. Apquip has distribution and sales throughout five continents with many of the largest wood producing companies in the industry. While at Apquip, Mr. Radowicz has been responsible for much of the growth of the company setting up a network of dealers and representation for the company worldwide. Mr. Radowicz graduated from the University of California at Santa Barbara with a
B. A. degree in business economics in 1990.

DAVID C. POLLEI
DIRECTOR

         Mr. Pollei has been an outside director of the Company since November 1999. Mr. Pollei brings 30 years of high-tech, investment, communications, and marketing experience to our Company. He consults Internet companies specifically concerning marketing and business development. The following is a summary desription of Mr. Pollei's employment history, including history of employment for the last five years. He has served in a presidential capacity for a myriad of companies. He served as President of SISNA (an Internet Service Provider) and Shopping by Satellite, a Metromedia Cable Company located in New York. He developed the data broadcast network for what became the paging system for Seiko's information wristwatch. The former Marketing Vice-President at ABC Radio where he participated with the team that pioneered the first satellite-delivered radio network. Among others, he served as a director of the California Political News Syndicate, and MediaFax, a new media company providing interactive media and software. Throughout his career he has served as an industry expert and consultant, and his insights have been featured in the Wall Street Journal, Barron's, Billboard, Gannett, Electronic Media and other publications. Mr. Pollei is a graduate of Brigham Young University with degrees in International Relations and French.

MICHAEL FAGAN,
VICE PRESIDENT CORPORATE DEVELOPMENT

         Mr. Fagan has been the Company's Vice President of Corporate Development since March 1999. Michael Fagan, from July 1997 until assuming his present position as VP Corporate Development with the Company, served as Vice President of Global Investors Guide of San Diego, California. In that position, Mr. Fagan created and implemented the company's marketing strategy and was responsible for all Web-content-related matters. Also serving as Editor for Global Investors Guide Financial Digest, he wrote market commentary and interviewed financial analysts. Prior to his association with Global Investors, from 1996 to 1997, Mr. Fagan held the position of Senior Research Analyst for the London Taylor Group, a Southern California-based financial service provider. From 1994 through 1996 Mr. Fagan was sales and marketing representative with The Sporting Club at Aventine a California- based health/fitness corporation where his responsibilities included the development and implementation of marketing programs and the training of personnel for the company's sales force. Mr. Fagan received his Bachelor of Science in Business Management from San Diego State University, California, in 1992.

MARK CULLIVAN,
VICE PRESIDENT OPERATIONS, CONTROLLER

         Mr. Cullivan joined the Company in March 1999. His responsibilities include management of the Company's e-commerce sites and all in-house financial reporting. From December 1996 to February 1999, Mr. Cullivan as President of Market Publishing Corporation of San Diego, CA he was in charge of all the operations of a fulfillment and order processing company. Prior to Market Publishing, Mr. Cullivan was the Senior Sales and Marketing Analyst for the Rembrandt Consumer Division of Den-Mat Corporation from 1993-1996. At Den-Mat, he was responsible for the design and implementation of the corporate sales programs utilized by the company's regional vice presidents of sales and national network of product brokers. In addition to his corporate positions, Mr. Cullivan has been an instructor of economics for several California colleges from 1992 to present. He received his Bachelor of Arts and Master of Arts degrees in Business Economics from the University of California, Santa Barbara.

J. ERIC ARTERBURN,
VICE PRESIDENT DESIGN DEVELOPMENT

         Mr. Arterburn joined the Company in March of 1999 and since May of 1998 has been the Art Director of the Company's subsidiary Global Investors Guide. Prior to working at Global Investors Guide Mr. Arterburn was the Art Director for Internetwork Media from 1994 until 1998. Internetwork Media, a Southern California design firm, specializes in multimedia cd-rom as well as traditional media. At Internetwork Media, he worked on numerous projects for the Unites States Geological Survey (USGS), the National Ocean and Atmospheric Association
(NOAA), as well as projects for Times Mirror and New Millennia. Pursuant to his responsibilities as Art Director at Global Investors Guide and now as the Company's Art Director he has designed and directed the content of various projects including StockStudy.com, Newsletterz.com, IRPackages.com, JungleJeff.com. Mr. Arterburn graduated from San Diego State University with a Bachelor of Arts degree with a focus in Graphic Design.

WILLIAM CHILDERS,
VICE PRESIDENT MIS

         Mr. Childers was appointed as the Company's Vice President of MIS in March 1999. Mr. Childers, prior to his association with the Company, was MIS director for Global Investors Guide from January of 1997 to March of 1999. He brings to Ubrandit.com 15 years of computer experience in administration, security, planning, design, and implementation of LAN/WAN networks. His responsibilities at Global Investors Guide included systems and software administration and maintenance, planning and execution of the internal network and Internet Web server farm, installation and maintenance of interoffice links, WAN connections and leased lines, e-mail system, FTP and Web site implementation, file and Web server maintenance, network security and anti-virus protection, backup solutions, and disaster-preparedness planning. Prior to his involvement with the Company and Global Investors Guide, Mr. Childers was systems administrator and a consultant regarding Novell NetWare and Windows NT LAN/WAN networks with small and medium sized companies. From 1994 to 1996 Mr. Childers was a sales and Technical Consultant for Networks Plus Technology Group, a Corporate Value added Reseller specializing in high-end applications and equipment. Mr. Childers studied Computer Science at Colorado State University, Fort Collins.

Employment Agreements

         The Company anticipates entering into employment agreements with its officers in the near future, the terms of which are undecided at the present time. The Company has not as of yet entered into any employment agreement with its officers or other employees.

Committees of the Board

         The Board of Directors has the responsibility for establishing broad corporate policies and for overseeing the overall performance of the Company. However, in accordance with corporate legal principles, it is not involved in day-to-day operating details. Members of the Board are kept informed of the Company's business through discussions with the Chairman and other officers, by reviewing analyses and reports sent to them, and by participating in Board and committee meetings.

         The Board has not established any committees at this time.

ITEM 11.  EXECUTIVE COMPENSATION

         None of the Company's officers received any compensation prior to the acquisition of Global Investor's Guide in March of 1999. The following table sets forth information concerning the compensation to be received by the individual currently serving as the Company's Chief Executive Officer, and other highly compensated executive officers, in 1999.


Compensation

Name                             Annual                     Other         Restricted      Securities    LTIP       All
And Principal          Year      Salary($)      Bonus       Annual        Stock           Underlying    Pay-       Other
Position (1)                                    ($)         Compen-       Award(s)        Option/       outs       Compen-
                                                            sation        ($)             SARS(#)        ($)       sation
                                                             ($)                                                     ($)

Jeff Phillips,         99(3)     96,000         -0-         -0-           -0-             400,000        -0-        -0-
CEO(2)

Roger C. Royce,        99(3)    120,000         -0-         -0-           -0-             425,000        -0-        -0-
Chief Operating
Officer

Gregory V. Gibson      99(3)     96,000(4)      -0-         -0-           -0-             125,000        -0-        -0-
Vice President, Legal

--------------

(1) All other compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus of the named executive for such year.
(2) Mr. Phillips was the President and CEO of Global Investors Guide prior to its acquisition by the Company.
(3) Anticipated compensation determined on an annualized bases for the twelve months following the acquisition of Global Investors Guide in March 1999.
(4)      Represents amounts paid as legal fees to Mr. Gibson's law firm.

         The Company has no retirement, pension, profit sharing or medical reimbursement plans exclusively covering its officers and directors, and does not contemplate implementing any such plans at this time.

         Directors of the Company who are also employees do not receive cash compensation for their services as directors or members of committees of the Board of Directors, but are reimbursed for their reasonable expenses in connection with attending meetings of the Board of Directors or management committees. Non-employee directors are expected to be paid a fee per Board meeting attended, and reimbursement for expenses.

1999 Stock Option and Incentive Plan

         On January 22, 1999, the Board of Directors adopted the 1999 Stock Option and Incentive Plan (the "Plan") which was subsequently approved by the stockholders of the Company. The Plan is intended to provide incentive to key employees and directors of, and key consultants, vendors, customers, and others expected to provide significant services to, the Company, to encourage proprietary interest in the Company, to encourage such key employees to remain in the employ of the Company and its Subsidiaries, to attract new employees with outstanding qualifications, and to afford additional incentive to consultants, vendors, customers, and others to increase their efforts in providing significant services to the Company. The Plan is administered by the Board of Directors or can be administered by a Committee appointed by the Board of Directors, which shall be constituted to permit the Plan to comply with Rule 16b-3 of the Act, and which will consist of not less than two members. The Board of Directors or the Committee (if any), at its discretion, can select the eligible employees and consultants that will receive awards, determine the number of shares to be applicable to each such award, and designate any options as Incentive Stock Options or Nonstatutory Stock Options (except that no Incentive Stock Option may be granted to a non-employee director or a non-employee consultant). The shares subject to awards granted under the Plan are shares of the Company's authorized but unissued or reacquired Common Stock. The aggregate number of shares that the Company may issue as awards or upon exercise of awards under the Plan is 2,500,000 shares. The shares that presently may be issued upon exercise of an option awarded under the Plan have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws and will be subject to the limitations of Rule 144.

         Through the date of this Transition Report, the Company has reserved a total of 1,608,500 shares for issuance upon exercise of options granted under the Plan.

Individual Grants

         On September 30, 1999, options to purchase 1,551,500 shares were granted to certain executive officers, directors, employees and consultants for exercise prices ranging from $0.50 to $6.75 per share pursuant to the vesting schedules of their respective agreements. All such options were granted under the Plan. The following table sets forth the information regarding options granted to the Company's executive officers and directors through September 30, 1999:

                                                                                                     Potential realizable
                                                                                                     value at assumed
                                                                                                     stock price
                           Number of Shares        % of Total                                        appreciation
                              Underlying          Options/SARs       Exercise     Expiration         for option term
Name                            Options              Granted           Price         Date            5%         10%
----                       -----------------      -------------      ---------    -------------      --         ---

Jeff Phillips                      400,000              25.8%        $  0.50      02/08/2004         1,012,467  1,329,985
Roger C. Royce                     350,000              22.6%           3.35      03/26/2004           321,126    712,272
                                    75,000               4.8%           1.50      03/05/2004           114,838    174,372
Gregory V. Gibson                  125,000               8.1%           0.50      01/25/2004           316,369    415,620
Michael Fagan                       60,000               3.9%           1.50      03/05/2004            91,870    139,498
Mark Cullivan                       50,000               3.2%           1.50      03/05/2004            76,558    116,248
J. Eric Arterburn                   50,000               3.2%           1.50      03/05/2004            76,558    116,248
William Childers                    50,000               3.2%           1.50      03/05/2004            76,558    116,248
Steven K. Radowicz                  25,000               1.6%           1.50      03/05/2004            38,279     58,124
David C. Pollei                      7,000 (1)             *            4.68      10/31/2004             9,051     20,000
                                    ------              -----

      Total                      1,192,000 (2)          76.4%

-----------------
*      Less than 1.0%
(1) These options were granted to Mr. Pollei before his appointment to the Board of Directors. Mr. Pollei was granted options to purchase additional 50,000 shares of the Company's Common Stock following his appointment to the Board of Directors on October 31, 1999. Such options are exercisable at an exercise price of $4.00 per share.
(2) Does not include options to purchase 116,500 shares, which were granted to current non-executive employees of the Company. Also does not include options granted to Jeffrey L. Taylor, a former director, to purchase 250,000 shares of the Company's Common Stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning the beneficial ownership of the Common Stock at November 30, 1999 for (i) each current director who owns shares, (ii) each executive officer of the Company who owns shares,
(iii) all persons known by the Company to beneficially own more than 5% of the outstanding shares of the Common Stock, and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated in the footnotes below, the address of each stockholder is 12626 High Bluff Dr., San Diego, CA 92130.


       Names of                        Number of Shares     Percent of Shares
 Beneficial Owners(1)                 Beneficially Owned    Beneficially Owned
 --------------------                 ------------------    ------------------

Jeff Phillips                            2,006,880(3)             18.8%
Gregory V. Gibson                          125,000(4)              1.2%
Roger C. Royce                             112,500(5)              1.0%
Steven K. Radowicz                          25,000(6)               *
David C. Pollei                             15,000(7)               *
Michael Fagan                               54,780                  *
Mark Cullivan                               54,780                  *
J. Eric Arteburn                            54,780                  *
William Childers                            54,780                  *
All officers & Directors
as a group (eight persons)(8)            2,503,500                23.1%

------------
*        Less than 1%
(1) Unless otherwise noted, the Company believes that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares owned by them.
(2) Beneficial ownership is determined in accordance with the applicable rules under the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from the date hereof, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Percentage ownership is based on 10,256,000 shares of Common Stock outstanding on November 30, 1999.
(3) Includes 400,000 shares issuable upon the exercise of currently exercisable stock purchase options, exercisable at a price of $.50 per share.
(4) Includes 125,000 shares issuable upon the exercise of currently exercisable stock purchase options, exercisable at a price of $.50 per share.
(5) Includes 37,500 shares issuable upon exercise of options exercisable at an exercise price of $3.35 per share.
(6) Includes 25,000 shares issuable upon the exercise of currently exercisable stock purchase options, exercisable at a price of $1.50 per share. Mr. Radowicz's address is Apquip Company, #8 Harris Court Unit C1, Monterey, California 93940.
(7) Includes shares issuable upon exercise of options exercisable at an exercise price of $4.00 per share.
(8) Includes 602,500 shares issuable upon exercise of options exercisable at exercise prices ranging from $.50 to $4.00 per share. See Item 13. Certain Relationships and Related Transactions.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the acquisition of Global Investors Guide in March 1998, all of the shares of Global Investors Guide were purchased from officers and a director of that company in exchange for restricted shares of the Company's $.001 par value Common Stock (the "exchange shares") on a pro rata basis. Specifically Mr. Phillips, President and director of the Company received 1,606,880 exchange shares and Messrs. Fagan, Cullivan, Childers, and Arterburn, all executive officers of the Company, received 54,780 shares each for an aggregate of 1,826,000 exchange shares. The Company received computer equipment, services and cash in exchange for a $100,000 amount due to a company 100% owned by Mr. Phillips an executive officer and director of Ubrandit.com. The aggregate $100,000 amount due resulted from $50,000 advanced to the Company, office space provided the Company at $1,000 a month for 12 months, receptionist, secretarial, and clerical support services provided to the Company at $2,000 per month for 12 months, and the sale of following office equipment: copier, postage machine, shredder, address labeler, computer printer, two fax machines, and three computers. Said office equipment was sold to the Company for $14,000. Said equipment was purchased by Mr. Phillip's company within the last eighteen months for approximately $23,000. The amount due was converted to 200,000 shares of Ubrandit.com $.001 Common Stock that were issued to said company. Mr. Phillips sold all his interest in said company, which is now owned by an unrelated party.

         Mr. Gibson, an executive officer and director, provides legal services to the Company through his law firm Gibson, Haglund and Paulsen. At March 31, 1999, said law firm had received $18,000 for legal services rendered.

         On October 31, 1999, Mr. David C. Pollei was appointed to the Company's Board of Directors. In connection with his appointment to the Board, the Company granted to Mr. Pollei options to purchase a total of 57,000 shares of the Company's Common Stock. The options are exercisable at prices ranging from $4.00 to $4.68 per share and will vest in various increments commencing from February 19 through October 19, 2000. Before his appointment to the Board, Mr. Pollei was an advisor to the Board and received options to purchase 7,000 shares of Common Stock. These previously granted options are exercisable at $4.68 per share and will vest on August 5, 2000.

                                     PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      a.    The following documents are filed as part of this report.

            1.       Consolidated Financial Statements

                     See "Index to Consolidated Financial Statements"--Item 8.

            2.       Exhibits

                     See "Exhibit Index."

      b. Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Ubrandit.com


                                              By: /S/ Jeffrey Phillips
                                                  ------------------------------
                                                  Jeffrey Phillips, President
                                                  And Chief Executive Officer


Dated: January 12, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       Signature                     Capacity                      Date
       ---------                     --------                      ----

/s Jeffrey Phillips
----------------------          President, Chief Executive     January 12, 2000
Jeffrey Phillips                Chairman of the Board


/s/ Roger C. Royce
----------------------          Chief Operating Officer,       January 12, 2000
Roger C. Royce                  Director


/s/ Gregory V. Gibson
----------------------          Vice President, Legal,         January 12, 2000
Gregory V. Gibson               Director


/s/ Mark Cullivan
----------------------          Vice President, Operations     January 12, 2000
Mark Cullivan

                                  EXHIBIT INDEX

Exhibit
   No.                           Description of Exhibits
-------                          -----------------------

2.1 Agreement and Plan of Reorganization for the Acquisition of all of the Outstanding Shares of Common Stock of Global Investors Guide by Ubrandit.com (1)
3.1               Ubrandit.com Articles of Incorporation and amendments (1)
3.2               Ubrandit.com By-laws (1)
10.1              1999 Stock Option and Incentive Plan (1)
10.2              Form of Incentive Stock Option Agreement (3)
10.3              Form of Non-Statutory Stock Option Agreement (3)
10.4 Information Distribution Agreement with S&P Comstock dated as of January 16, 1998 (1)
10.5 Database License Agreement with Baker & Taylor, Inc. dated as of January 1, 1999 (2)
10.6 Computer Software License Agreement with Townsend Analytics, dated April 21, 1998 (1)
10.7              License Agreement with Muze Inc. [undated] (1)
21.1              Subsidiary of Registrant Global Investment Guide, Inc.
                  Articles of Incorporation (1)
21.2              Subsidiary of Registrant Global Investment Guide, Inc. By-laws
                  (1)
27.1              Financial Data Schedule *
------------------
*        Filed herewith.
(1) Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form 10 filed on July 22, 1999.
(2) Previously filed with the Securities and Exchange Commission on Amendment No. 1 to the Company's Registration Statement on Form 10 filed on October 5, 1999.
(3) Previously filed with the Securities and Exchange Commission on Amendment No. 4 to the Company's Registration Statement on Form 10 filed on January 5, 2000.