Form 10-K/A
period 1999-09-30
UBRANDIT COM
filed 2000-01-14
CIK 1082384

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           --------------------------

                               AMENDMENT NO. 1 TO
                                    FORM 10-K

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of December 31, 1999, was $47,956,998 based on the number of shares outstanding on such date and the last sale price for the common stock on such date of $4.875 per share as reported on the NASDAQ--OTC Bulletin Board.

         The number of shares of Common Stock issued and outstanding as of December 31, 1999: 11,738,333.

                                EXPLANATORY NOTE

        This Transition Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Transition Report on Form 10-K for the nine-month period ended September 30, 1999 filed with the Securities and Exchange Commission on January 14, 2000 ("Form 10-K") for the purpose of making amendments to the cover page and Item 12 of Part III of Ubrandit.com's Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning the beneficial ownership of the Common Stock at December 31, 1999 for (i) each current director who owns shares, (ii) each executive officer of the Company who owns shares,
(iii) all persons known by the Company to beneficially own more than 5% of the outstanding shares of the Common Stock, and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated in the footnotes below, the address of each stockholder is 12626 High Bluff Dr., San Diego, CA 92130.


       Names of                        Number of Shares     Percent of Shares
 Beneficial Owners(1)                 Beneficially Owned    Beneficially Owned
 --------------------                 ------------------    ------------------

Jeff Phillips                            2,006,880(3)             16.5%
Gregory V. Gibson                          125,000(4)              1.1%
Roger C. Royce                             112,500(5)              1.0%
Steven K. Radowicz                          25,000(6)               *
David C. Pollei                             15,000(7)               *
Michael Fagan                               54,780                  *
Mark Cullivan                               54,780                  *
J. Eric Arteburn                            54,780                  *
William Childers                            54,780                  *
All officers & Directors
as a group (eight persons)(8)            2,503,500                20.3%

------------
*        Less than 1%
(1) Unless otherwise noted, the Company believes that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares owned by them.
(2) Beneficial ownership is determined in accordance with the applicable rules under the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from the date hereof, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Percentage ownership is based on 11,738,333 shares of Common Stock outstanding on December 31, 1999.
(3) Includes 400,000 shares issuable upon the exercise of currently exercisable stock purchase options, exercisable at a price of $.50 per share.
(4) Includes 125,000 shares issuable upon the exercise of currently exercisable stock purchase options, exercisable at a price of $.50 per share.
(5) Includes 37,500 shares issuable upon exercise of options exercisable at an exercise price of $3.35 per share.
(6) Includes 25,000 shares issuable upon the exercise of currently exercisable stock purchase options, exercisable at a price of $1.50 per share. Mr. Radowicz's address is Apquip Company, #8 Harris Court Unit C1, Monterey, California 93940.
(7) Includes shares issuable upon exercise of options exercisable at an exercise price of $4.00 per share.
(8) Includes 602,500 shares issuable upon exercise of options exercisable at exercise prices ranging from $.50 to $4.00 per share. See Item 13. Certain Relationships and Related Transactions.

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


Dated: January 14, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       Signature                     Capacity                      Date
       ---------                     --------                      ----

/s Jeffrey Phillips
----------------------          President, Chief Executive     January 14, 2000
Jeffrey Phillips                Chairman of the Board


/s/ Roger C. Royce
----------------------          Chief Operating Officer,       January 14, 2000
Roger C. Royce                  Director


/s/ Gregory V. Gibson
----------------------          Vice President, Legal,         January 14, 2000
Gregory V. Gibson               Director


/s/ Mark Cullivan
----------------------          Vice President, Operations     January 14, 2000
Mark Cullivan