Form 10-K/A
period 1999-09-30
UBRANDIT COM
filed 2000-01-26
CIK 1082384

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           --------------------------

                               AMENDMENT NO. 2 TO
                                    FORM 10-K

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

                                EXPLANATORY NOTE

         This Transition Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Transition Report on Form 10-K for the nine-month period ended September 30, 1999 filed with the Securities and Exchange Commission on January 14, 2000, and amended on January 14, 2000, ("Form 10-K"), for the purpose of making amendments to Item 1 of Part I and Items 6,7 and 8 of
Part II of Ubrandit.com's Form 10-K.


                                  Ubrandit.com
                                   Form 10K/A

               For the transition period ended September 30, 1999

                                     Index

                                     Part I

Item 1.   Business....................................................... 1

                                    Part II

Item 6.   Selected Financial Data........................................ 24

Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................... 26

Item 8.   Financial Statements and Supplementary Data.................... 34

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

         Other than revenues generated through our combined operations of Global Investors Guide, we have not as of yet generated any significant revenues from operations and we are unable to provide any assurance or guarantee that we will be able to generate any substantial revenues in the future. Since its inception in December 1997, our company's principal business activities have been limited to organizational matters, research and development activities, the acquisition and creation of Web site content and the introduction of its e-commerce sites. In each year since its inception, our company has experienced losses from operations. At September 30, 1999, we had an accumulated deficit of $1,047,845. Our company therefore has no significant operating history on which to evaluate its future prospects and ability to implement its business plan and objectives. We expect our operating losses to continue in the near future as our development, marketing and sales activities, and operations continue. We are uncertain as to when, or if, our company will ever become profitable.

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

         The SEC adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. The Company's Common Stock may be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's Common Stock and may affect the ability to sell the Company's Common Stock in the secondary market.

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

Acquisition of Global Investors Guide

         On March 11, 1999, the Company entered into an Agreement and Plan of Reorganization for the Acquisition of All the Outstanding Shares of Common Stock of Global Investors Guide. Said shares were purchased in a related party transaction from the shareholders of Global Investors Guide in exchange for 1,826,000 shares of the Company's common stock. Before the acquisition, Mr. Jeff Phillips, the Company's President, CEO and Director, was the principal majority stockholder of Global Investors Guide. In February, 1999, in contemplation of the acquisition, Mr. Phillips was elected to the Board of Directors of the Company and granted options to purchase 400,000 shares of Company Common Stock at a price of $0.50 per share. Such price was determined by contemporaneous sales of Common Stock to unaffiliated third parties. Mr. Phillips abstained from voting on the acquisition in his capacity as director; Mr. Phillips was not a shareholder of the Company and did not vote on the acquisition in such capacity. The estimated value of the transaction was $913,000, as determined in accordance with generally accepted accounting principles. Such purchase price represented $475,000 of core technology and $647,198 of goodwill (the amount of the purchase price plus assumed liabilities in excess of assets). Although the Company believes that such transaction was not on terms less favorable than those available from an unrelated third party, no fairness opinion was obtained. Global Investors Guide became a wholly owned subsidiary of the Company. The acquisition was treated as a purchase for accounting purposes and accordingly, the Company recorded the acquired assets less liabilities assumed at cost. The difference between the cost of Global Investors Guide and the sum of the fair values of the assets less liabilities assumed was recorded as core technology and goodwill. See Note 9 to Financial Statements Dated September 30, 1999. Global Investors Guide is a progressive Internet company that provides financial information services via a Web site located at www.stockstudy.com. Headquartered in Del Mar, California, Global Investors Guide employed eight full-time personnel plus various consultants in management, sales, programming, legal, and editorial responsibilities at the time of acquisition. The Web site stockstudy.com provides online investors with targeted content, including, but not limited to: stock quotes, personal portfolio management, charting, mutual fund data, news releases, public company Web site listings, an automated investor relations package request system, and financial editorial content. At the time of acquisition, Global Investors Guide, in conjunction with major industry partners was developing a comprehensive online e-commerce destination site designed to directly compete for present market share. This site has since developed into junglejeff.com, the Company's book, music, video, e-commerce site discussed in detail below. Prior to its acquisition by the Company, Global Investors Guide was developing a "branding" technology for future release with the sales of its private-labeled sites to follow after completion and adequate testing. This branding technology has become one of the principal technologies of the Company as set forth below. The Company hired all the key employees of Global Investors Guide and has continued the development of the branding and private labeling technology. Global Investors Guide is the first significant acquisition of Company.

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


     Short-term Debt                $    5,129
     Long-term Debt                 $    8,859
     Total Stockholders equity      $6,821,155


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

                                              For the period
                                            December 19, 1997
                                             (Inception of            Fiscal Year          Nine Months
                                              Ubrandit.com)              Ended                Ended
                                             To December 31,          December 31,         September 30,
                                                  1997                   1998                   1999
                                            -----------------      -----------------     -----------------
INCOME STATEMENT DATA

Revenue                                     $             --       $             --      $         35,656
Operating expenses                                                               93             1,114,381
Operating income (loss)                                                          --            (1,078,725)
Other (income) net                                        --                     --                30,973
Income (loss) before income taxes                                                --            (1,047,752)
Income taxes                                              --                     --                    --
Net income (loss)                                                                --            (1,047,752)
Earnings per share - basic and diluted                 (0.00)                    --                 (0.11)


BALANCE SHEET DATA

Total current assets                        $            800       $         44,507      $      5,704,834
Total Assets                                $            800       $         44,507      $      6,907,655
Total current liabilities                   $            400       $            400      $         77,641
Total liabilities                           $            400       $            400      $         86,500
Total Stockholders equity                   $            400       $         44,107      $      6,821,155


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

Certain Balance Sheet Items

         In comparing the balance sheet at September 30, 1999, to the balance sheet at December 31, 1998, current assets increased from $44.2 thousand to $5.705 million. The increase was principally due to cash received from private equity financings pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933. Total assets increased from $44.5 thousand at December 31, 1998, to $6.908 million at September 30, 1999. The increase was primarily due to the increase in cash as noted above, an increase in property and equipment (primarily computer hardware and software), net of accumulated depreciation and an increase in core technology and goodwill, net of accumulated amortization. Current liabilities increased from $400 at December 31, 1998, to $77.6 thousand at September 30, 1999. This increase was due to increases in accounts payable, accrued expenses and payroll taxes payable resulting from operating activities.

Recent Events

         The Company's most recent audited financial statements are for the nine months ended September 30, 1999.

Stockholders Equity

         Also, in August of 1999 the Company sold a total of 1,482,333 shares of Common Stock at $3.00 per share to certain non-U.S. persons, as defined under Regulation S of the Securities Act of 1933. The shares were sold in private transactions in reliance on the exemption available under Regulation S. This offering is reflected in the notes to the Company's Financial Statements dated September 30, 1999. See Note 6. Stockholders Equity to the Company's Consolidated Financial Statements for the nine months ended September 30, 1999, included elsewhere in this Transition Report.

Results of Operations

Nine months ended September 30, 1999 compared to the year ended December 31, 1998.

         We believe that a comparison of the Company's results of operation for the nine months ended September 30, 1999 to those for the year ended December 31, 1998 is not meaningful, as the Company did not commence operations until the acquisition of Global Investors Guide in March of 1999,

         Consolidated revenue for the nine months ended September 30, 1999 was $35,656, as compared to revenue of nil for the year ending December 31, 1998. Approximately 66.0% of the revenue for the nine months ended September 30, 1999, was generated by renting of mailing lists following the acquisition of Global Investors Guide and the remaining portion was generated from newly commenced product sales on the Jungle Jeff web site.

         Direct operating expenses were $567,286 for the nine months ended September 30, 1999, as compared to no such expenses for the previous year. The increase in direct operating expenses was due primarily to an increase of $520,000 of payroll costs associated with development of web sites and $34,000 of costs associated with the purchase of data feeds for junglejeff.com and miscellaneous operating expenses of $13,000. The $520,000 in payroll costs included compensation expense for related party debt converted in the amount of $262,000.

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

         For the nine months ended September 30, 1999, depreciation and amortization costs were $90,520, as compared to $80 for the year ended December 31, 1998. The increase was due to amortization of core technology and goodwill recorded from the acquisition of Global Investors Guide on March 11, 1999, and depreciation of the certain fixed assets.

         In sum, revenue less operating expenses resulted in an operating loss of $1,078,725 for the nine months ended September 30, 1999, as compared to an operating loss of $93 for the year ended December 31, 1998.

         Interest expense for the nine months ended September 30, 1999 was $1,393, as compared to $0 for the year ended December 31, 1998. This expense related to the convertible debt recorded from the acquisition of Global Investors Guide on March 11, 1999, and the interest on the capital lease obligation.

         For the nine months ended September 30, 1999, interest income increased to $32,366 as compared to no interest income for the year ended December 31, 1998. The increase in interest income was due to interest earned on cash balances received from the equity offerings.

Year ended December 31, 1998, compared to year ended December 31, 1997.

         The Company had no operations prior to its acquisition of Global Investors Guide in March 1999, and did not generate any revenue for the period from December 19, 1997 (inception) to December 31, 1997, for the fiscal year ended December 31, 1998.

         The Company incurred no expenses during the partial fiscal year ended December 31, 1997 as compared to expenses of $93 incurred in the fiscal year ended December 31, 1998. The expenses incurred in 1998 consisted of amortization and office expense's relating to the Company's organization.

Liquidity and Capital Resources.

         At present, only limited revenues are being produced by the Company. The Company's main source of funds has been the sale of the Company's Equity securities. The Company has issued 9,412,333 shares of its Common Stock for approximately $6,382,659, including the most recent offering and after deduction of offering expenses, has exchanged 1,826,000 shares of its Common Stock for all the outstanding shares of Global Investors Guide. In connection with the acquisition of Global Investors Guide, the Company recorded $262,000 in compensation expense. The Company also converted $264,251 in debt to 500,000 shares issued to two creditors of the Company. The Company had $5,613,922 in cash on September 30, 1999, the date of its audited financial as set forth in the Company's financial statements set forth under Item 8. Financial Statements and Supplemental Data. Since June 30, 1999, the Company has raised approximately $4,446,999 in cash, less offering expenses of $35,540, by the sale of Common Stock in a Regulation S offering. The Company currently is using these funds mainly to develop and market the Company's destination Web sites and its co-branding and private label technology and to fund certain ongoing general and administrative expenses plus consulting expense with the total of such expenses. The Company is generating revenue on a limited basis from its e-commerce destination site junglejeff.com and its branded book, music and video store web sites. The Company expects to generate material revenue from operations beginning in the first quarter of the next calendar year, following the rollout of the completed branding technology and the commencement of the Company's marketing campaign. Further, if revenues from branding, advertising, sponsorship fees, and custom programming are realized said revenues will be subject to all of the risks set forth under Item 1. Business in the section entitled "Risk Factors" and no profits may be realized from said revenues. The main source of funds at the present is the sale of the Company's equity securities. Such reserves are expected to fund operations at projected rates for a period of 36 months following the filing date of this Transition Report. Thereafter, the Company will be dependent upon revenue from operations. If revenue from operations is insufficient to support expenses, additional equity or debt financing will be required to meet capital needs. The Company does not have any commitments for additional capital. One possible source of funding includes loans by financial institutions with the Company's computer equipment as collateral. However, the collateral value of Company's tangible property is limited. The Company has no material contractual commitments for capital expenditure at present.

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

GIG
---

Selected Financial Data
-----------------------
                                                                 For the period
                                                                 December 3, 1996                Year ended
                                                                  to September 30              September 30,
                                                                      1997                          1998
                                                                 ----------------              -------------
INCOME STATEMENT DATA

Revenue                                                             86,390                        341,887
Operating expenses                                                  78,027                        443,861
Operating income (loss)                                              8,363                       (101,974)
Other (expenses) net                                                  --                          (13,063)
Income (loss) before income taxes                                    8,363                       (115,037)
Income taxes                                                         1,576                           --
Net income (loss)                                                    6,787                       (115,037)
Earnings per share
Basic and diluted                                                     6.79                        (115.04)

BALANCE SHEET DATA
Total current assets                                                10,439                         62,649
Total assets                                                        13,327                         93,909
Total current liabilities                                            4,714                        200,333
Total liabilities                                                    4,714                        200,333
Total stockholders equity (deficit)                                  8,613                       (106,424)


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

                           Ubrandit.com and subsidiary
                                Table of Contents


                                                                            Page
                                                                            ----

Report of Independent Auditors                                                 1

Consolidated Balance Sheets                                                    2

Consolidated Statements of Operations                                          3

Consolidated Statement of Changes in Stockholders' Equity                      4

Consolidated Statements of Cash Flows                                          5

Notes to Consolidated Financial Statements                                  6-17

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





Englewood, Colorado
November 5, 1999

                           Ubrandit.com and subsidiary
                           Consolidated Balance Sheets

                                                             December 31,     September 30,
                                                                 1998             1999
                                                                                (restated)
                                                            ---------------  ---------------
                         ASSETS
Current assets
   Cash                                                     $       44,187   $    5,613,922
   Accounts receivable                                                                7,290
   Subscription receivable                                                           51,000
   Prepaid expenses                                                                  20,750
   Deposits                                                                          11,872
                                                            ---------------  ---------------
       Total current assets                                         44,187        5,704,834

Other assets:
   Property and equipment - net of
    accumulated depreciation                                                        150,567
   Core technology - net of accumulated
    amortization                                                                    456,790
   Goodwill - net of accumulated amortization                                       594,354
   Organizational costs - net of accumulated
    amortization                                                       320            1,110
                                                            ---------------  ---------------

                                                            $       44,507   $    6,907,655
                                                            ===============  ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                         $            -   $       45,581
   Accrued expenses                                                    400           19,324
   Current portion of leases payable                                                  5,129
   Payroll taxes payable                                                              7,607
                                                            ---------------  ---------------
       Total current liabilities                                       400           77,641

Other liabilities:
   Leases payable, net of current portion                                             8,859

Stockholders' equity
   Common stock, $0.001 par value,
    25,000,000 shares authorized;
    5,040,000 and 11,738,333
    shares issued and outstanding                                    5,040           11,738
   Additional paid in capital                                       39,160        7,857,262
   Accumulated deficit                                                 (93)      (1,047,845)
                                                            ---------------  ---------------
       Total stockholders' equity                                   44,107        6,821,155
                                                            ---------------  ---------------

                                                            $       44,507   $    6,907,655
                                                            ===============  ===============

          See accompanying notes to consolidated financial statements.

                                         Ubrandit.com and subsidiary
                                    Consolidated Statements of Operations

                                                   For the period
                                                  December 19, 1997      Year           Nine months
                                                     (Inception)         ended             ended
                                                  to December 31,     December 31,     September 30,
                                                        1997             1998               1999
                                                                                         (restated)
                                                  ----------------  ----------------  ----------------

Revenue                                           $             -   $             -   $        35,656
                                                  ----------------  ----------------  ----------------

Expenses:
  Direct operating                                                                            567,286
  Sales, general and administrative                             -                13           456,575
  Depreciation and amortization                                 -                80            90,520
                                                  ----------------  ----------------  ----------------
    Total operating expenses                                    -                93         1,114,381
                                                  ----------------  ----------------  ----------------

Operating (loss)                                                -               (93)       (1,078,725)

Other income (expense):
  Interest income                                                                              32,366
  Interest expense                                                                             (1,393)
                                                  ----------------  ----------------  ----------------
                                                                -                 -            30,973
                                                  ----------------  ----------------  ----------------


Net (loss)                                        $             -   $           (93)  $    (1,047,752)
                                                  ================  ================  ================

Per share information:
   Weighted average shares
    outstanding - basic and diluted                            71           777,041         9,353,151
                                                  ================  ================  ================

 Net (loss) per common share - basic
  and diluted                                     $             -   $         (0.00)  $         (0.11)
                                                  ================  ================  ================

          See accompanying notes to consolidated financial statements.


                                          Ubrandit.com and subsidiary
                                Consolidated Statement of Stockholders' Equity
                    For the Period from December 19, 1997 (Inception) to September 30, 1999
                                                  (restated)


                                                           Common Stock             Additional
                                                   ------------------------------     Paid in        Accumulated
                                                      Shares            Amount        Capital          Deficit           Total
                                                   ------------      ------------  ------------     ------------     ------------
Balance at December 19, 1997                                 -       $         -   $         -      $         -      $         -

Issuance of stock for cash
  at $0.01 per share                                    40,000                40           360                               400
                                                   ------------      ------------  ------------     ------------     ------------

Balance at December 31, 1997                            40,000                40           360                -              400

Issuance of stock for cash
  at $0.01 per share net
  of issuance cost                                     860,000               860         4,540                             5,400

Issuance of stock for cash
  at $0.01 per share net
  of issuance cost                                   4,140,000             4,140        34,260                -           38,400

Net loss for the year                                                                                       (93)             (93)
                                                   ------------      ------------  ------------     ------------     ------------

Balance at December 31, 1998                         5,040,000             5,040        39,160              (93)          44,107

Issuance of stock for cash
  at $0.50 per share net
  of issuance costs                                  1,890,000             1,890       935,110                -          937,000

Issuance of stock in a
  business combination                               1,826,000             1,826       911,174                -          913,000

Issuance of stock as repayment for
  debt and accrued interest                            300,000               300       163,951                -          164,251

Issuance of stock to a related
 party as repayment for advance                        200,000               200       361,800                -          362,000

Issuance of stock for cash
  at $1.00 per share net
  of issuance costs                                  1,000,000             1,000       989,000                           990,000

Issuance of stock for cash and
subscription receivable at $3.00
per share net of issuance costs                      1,482,333             1,482     4,409,977                -        4,411,459

Issuance of stock warrants for
  services rendered                                                                     47,090                            47,090

Net loss for the period                                      -                 -             -       (1,047,752)      (1,047,752)
                                                   ------------      ------------  ------------     ------------     ------------

Balance at September 30, 1999                       11,738,333       $    11,738   $ 7,857,262      $(1,047,845)     $ 6,821,155
                                                   ============      ============  ============     ============     ============

          See accompanying notes to consolidated financial statements.

                                          Ubrandit.com and subsidiary
                                     Consolidated Statements of Cash Flows

                                                        For the period
                                                       December 19, 1997      Year        Nine months
                                                          (Inception)        ended           ended
                                                        to December 31,   December 31,   September 30,
                                                             1997             1998            1999
                                                                                           (restated)
                                                       ----------------  --------------  --------------
Cash flows from operating activities:
Net (loss)                                             $             -   $         (93)  $  (1,047,752)
                                                       ----------------  --------------  --------------
Adjustments to reconcile net (loss)
 to net cash provided by
 (used in) operating activities:
    Depreciation and amortization                                                    -          90,520
    Compensation expense related to
     debt conversion                                                                           262,000
    Compensation related to warrants                                                            47,090
 Changes in assets and liabilities:
  Decrease in accounts receivable                                                                  823
  (Increase) in subscription receivable                                                        (51,000)
  (Increase) in prepaid expenses                                                     -         (20,600)
  (Increase) in deposits                                                             -         (11,872)
  (Increase) in organizational costs                                              (400)         (1,000)
  Increase in accounts payable                                                       -          28,060
  Increase in accrued expenses                                                     400          19,324
  Increase in payroll taxes payable                                                  -           7,607
  Increase in accrued interest                                                                     801
                                                       ----------------  --------------  --------------
      Total adjustments                                              -               -         371,753
                                                       ----------------  --------------  --------------
      Net cash (used in) operating
       activities                                                    -             (93)       (675,999)
                                                       ----------------  --------------  --------------

Cash flows from investing activities:
  Purchase of fixed assets                                                                    (109,283)
  Cash acquired in business combination                                                         18,660
                                                       ----------------  --------------  --------------
     Net cash (used in) investing activities                         -               -         (90,623)
                                                       ----------------  --------------  --------------

Cash flows from financing activities:
  Repayments of capital lease obligations                                                       (2,102)
  Net proceeds from issuance of common
   stock, net of issuance costs                                    400          43,800       6,338,459
                                                       ----------------  --------------  --------------
     Net cash provided by financing activities                     400          43,800       6,336,357
                                                       ----------------  --------------  --------------

Net increase in cash
                                                                   400          43,707       5,569,735
Cash, beginning
                                                                     -             400          44,187
                                                       ----------------  --------------  --------------
Cash, ending
                                                       $           400   $      44,107   $   5,613,922
                                                       ================  ==============  ==============

Non-cash transactions
  Net liabilities acquired in
   business combination                                $             -   $           -   $    (209,198)
                                                       ================  ==============  ==============
  Issuance of common stock in business
   acquisition                                                       -               -   $    (913,000)
                                                       ================  ==============  ==============
  Core technology recorded in business
   combination                                                       -               -   $     475,000
                                                       ================  ==============  ==============
  Goodwill recorded in business combination                          -               -   $     628,538
                                                       ================  ==============  ==============
  Issuance of stock in repayment of
   convertible debt                                                  -               -   $    (164,251)
                                                       ================  ==============  ==============
  Issuance of stock in repayment of
   related party advances                                            -               -   $    (100,000)
                                                       ================  ==============  ==============

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

                           Ubrandit.com and Subsidiary
                   Notes to Consolidated Financial Statements

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangibles

Core technology,which includes capitalized product and website development costs incurred in the application development stage, is amortized under the straight-line method over five years. In determining and periodically reassessing the estimated useful life over which core technology will be amortized, management has considered the effects of obsolescence, technology, competition and other economic factors. Amortization of core technology begins when it is ready for its intended use. Core technology is ready for its intended use after all substantial testing is completed. Amortization of core technology expensed to operations for the nine months ended September 30, 1999 was $18,210.

Goodwill and Organization costs are amortized under the straight-line method over five years. Amortization of goodwill and organization costs expensed to operations for the year ended December 31, 1998 and the nine months ended September 30, 1999 were $80 and $53,115, respectively.

Product and website development costs incurred in developing the Company's website are accounted for in accordance with SOP 98-1. Product and website development costs include amounts incurred by the Company to develop, enhance, manage, monitor and operate the Company's website. Product development costs, preliminary project and past implementation product costs are expensed as incurred.

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

                           Ubrandit.com and Subsidiary
                   Notes to Consolidated Financial Statements

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

During March 1999, goodwill was deemed to be impaired and written down to its fair value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of the acquired assets, exceeded their carrying value by $475,000. An impairment loss of that amount has been charged to operations during the nine months ended September 30, 1999.

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

                           Ubrandit.com and Subsidiary
                   Notes to Consolidated Financial Statements

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales commissions expense

The Company pays five percent commissions of product revenues to branded web sites. The sales commissions expense for the nine months ended September 30, 1999 is immaterial.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to operations for the period ended December 31, 1998 and the nine months ended September 30, 1999 were approximately $0 and $55,914, respectively.

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

                           Ubrandit.com and Subsidiary
                   Notes to Consolidated Financial Statements

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Note 3. PROPERTY AND EQUIPMENT, CORE TECHNOLOGY AND GOODWILL

The following is a summary of property and equipment as of September 30, 1999, at cost, less accumulated depreciation:

                  Computer equipment                 $ 128,622
                  Office furniture and equipment        60,525
                                                     ----------
                  Total property & equipment           189,147
                  Less accumulated depreciation        (38,580)
                                                     ----------
                  Net property and equipment         $ 150,567
                                                     ==========

For the nine months ended September 30, 1999, the amount for depreciation expense charged to operations was $19,255.

The following is a summary of core technology as of September 30, 1999, at cost less accumulated amortization:

                  Core technology                     $ 475,000
                  Accumulated amortization               18,210
                                                      ----------
                  Net core technology                 $ 456,790
                                                      ==========

For the nine months ended September 30, 1999, the amount for amortization expense charged to operations was $18,210.

                           Ubrandit.com and Subsidiary
                   Notes to Consolidated Financial Statements

Note 3. PROPERTY AND EQUIPMENT, CORE TECHNOLOGY AND GOODWILL (continued)

The following is a summary of goodwill as of September 30, 1999, at cost, less accumulated amortization:

                  Goodwill                           $ 647,198
                  Accumulated amortization              52,844
                                                     ----------
                  Net Goodwill                       $ 594,354
                                                     ==========

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

                           Ubrandit.com and Subsidiary
                   Notes to Consolidated Financial Statements

Note 5. LEASE OBLIGATIONS (continued)

Future minimum lease payments under non-cancelable capital leases having terms in excess of one year are as follows:

             Years ended September 30:
                    2000                                              $  6,446
                    2001                                                 6,446
                    2002                                                 3,223
                                                                      ---------
                    Total future minimum lease payments                 16,115
                    Less amount representing interest                    2,127
                                                                      ---------
                    Present value of minimum lease payments             13,988
                    Less current portion                                 5,129
                                                                      ---------
                    Capital lease obligations, less current portion   $  8,859
                                                                      =========

The interest rate on the capitalized lease was 11%.

Included in fixed assets under capital leases as of September 30,1999:

                    Office furniture and equipment     $  16,090
                    Less accumulated amortization          2,235
                                                       ----------
                                                       $  13,855
                                                       ==========

Operating Lease

The Company leases office space under an operating lease, which expires in April 2000.

Minimum future rental payments under this non-cancelable operating lease which has a remaining term of seven months is $66,780 at September 30, 2000. Rent expense was $56,167 for the nine months ended September 30, 1999.

Note 6. STOCKHOLDERS' EQUITY

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

                           Ubrandit.com and Subsidiary
                   Notes to Consolidated Financial Statements

Note 6. STOCKHOLDERS' EQUITY (continued)

During March 1999 the Company converted $150,000 of debt and $14,251 of accrued interest due to an unrelated party into 300,000 shares of stock at a value of $164,251. The stock was valued at $0.50 per share, the fair value of the Company's common stock as of January 1999 (the date of the commitment with the unrelated party). The per share price of $0.50 was the price of shares sold in the Company's private offering nearest to January 1999. The Company issued the shares in April 1999.

During March 1999 the Company converted an amount due to a related party of $100,000 into 200,000 shares of stock at a value of $362,000. The stock was valued at $1.81 per share, the closing price of the Company's common stock on the date of the conversion. The difference of $262,000 between the amount due of $100,000 and value assigned to the shares of stock of $362,000 was recorded as compensation expense to the President of the Company. The Company issued the shares in April 1999.

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
            Weighted average expected life of the warrants     1.5 years


Note 7. CORRECTION OF AN ERROR

The accompanying financial statements for the nine months ended September 30, 1999 have been restated to correct an error for the recording of the fair value of the conversion of debt and accrued interest to an unrelated party. The adjustment was made in order to reflect a lesser stock price used to value conversion of debt. The effect of the restatement was to decrease the net loss for the nine months ended September 30, 1999 by $378,749 ($0.04 per share). Retained earnings has been adjusted for the effects of the restatement.

                           Ubrandit.com and Subsidiary
                   Notes to Consolidated Financial Statements

Note 7. CORRECTION OF AN ERROR (continued)

The accompanying financial statements for the nine months ended September 30, 1999 have been restated to correct an error for the recording of the fair value of the conversion of an amount due to a related party. The adjustment was made in order to reflect a greater stock price used to value conversion of the amount due and record compensation expense to the related party. The effect of the restatement was to increase the net loss for the nine months ended September 30, 1999 by $262,000 ($0.03 per share). Retained earnings has been adjusted for the effects of the restatement.

The accompanying financial statements for the nine months ended September 30, 1999 have been restated to correct an error for the recording of the goodwill acquired in the acquisition of Global Investors Guide for impairment loss. The adjustment was made in order to allocate a portion of the excess estimated fair value of the net liabilities assumed over the value of the shares issued to a core technology intangible asset. The effect of the restatement was to decrease the net loss for the nine months ended September 30, 1999 by $475,000 ($0.05) per share). Retained earnings has been adjusted for the effects of the restatement.

The accompanying financial statements for the nine months ended September 30, 1999 have been restated to correct an error for the recording of amortization or core technology acquired in the acquisition of Global Investors Guide. The adjustment was made in order to amortize core technology deemed ready for its intended use. The effect of the restatement was to increase the net loss for the nine months ended September 30, 1999 by $18,210 ($0.00) per share). Retained earnings has been adjusted for the effects of the restatement.

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

                           Ubrandit.com and Subsidiary
                   Notes to Consolidated Financial Statements

Note 8. STOCK OPTION PLAN (Continued)

                                                                   Year ended             Nine months ended
                                                               December 31, 1998         September 30, 1999
                                                              ---------------------     -------------------
         Pro forma Net loss                                           ($93)                  ($2,767,501)
         Pro forma loss per share - basic
          and diluted                                                ($0.00)                    ($0.30)

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

Following is a summary of the status of the options during the nine months ended September 30, 1999:


                                              Incentive Stock Option Plan                          Others
                                           ---------------------------------          ------------------------------
                                                                  Weighted                                Weighted
                                                                  Average                                 Average
                                             Number of            Exercise              Number of         Exercise
                                              Shares               Price                 Shares            Price
                                           ------------         ------------          ------------      ------------
Outstanding at January 1, 1999                       -                    -                     -                 -

         Granted                             1,201,500          $      1.06               350,000       $      3.35
         Exercised                                   -                    -                     -                 -
         Forfeited                                   -                    -                     -                 -
                                           ------------         ------------          ------------      ------------
Outstanding at
 September 30, 1999                          1,201,500          $      0.91               350,000       $      3.35
                                           ============         ============          ============      ============
Options exercisable at
 September 30, 1999                            822,500          $      0.55                     -                 -
                                           ============         ============          ============      ============

                              Outstanding Options                  Exercisable Options
                           -------------------------       -----------------------------------
                                        Weighted
                                         Average             Weighted                 Weighted
                                         Remaining           Average                  Average
   Exercise                             Contractual          Exercise                 Exercise
Price Range                Number         Life                 Price        Number     Price
-----------                ------     --------------       --------------   ------    --------

Incentive Stock Option Plan:

$0.50-$0.75                785,000      4.3 years             $0.50        785,000      $0.50
$1.50-$1.50                350,000      5.4 years             $1.50         56,250      $1.50
$4.31-$5.13                 52,500      5.9 years             $4.83              -          -
$6.75-$6.75                 14,000      5.6 years             $6.75              -          -

Others:
$3.35-$4.31                350,000      5 years               $3.35              -          -

                           Ubrandit.com and Subsidiary
                   Notes to Consolidated Financial Statements

Note 9. ACQUISITION

On March 11, 1999 the Company entered into an Agreement and Plan of Exchange with a related corporation, Global Investors Guide. As of March 11, 1999 Global became a wholly owned subsidiary of the Company. The acquisition was accounted for as a purchase in which the Company acquired all of the net liabilities of Global and all of the outstanding shares of Global's common stock. In the transaction the Company issued 1,826,000 shares of common stock, at a price per share of $0.50, for a value of $913,000. A price of $0.50 per share was used to value the stock issued in the acquisition transaction. The sale of approximately 2,000,000 shares one month prior to the merger is the best indicator of value of the stock. The excess estimated fair value of the net liabilities assumed over the value of the shares issued was $1,122,198 and was allocated as follows: core technology $475,000 and goodwill $647,198. Management determined the goodwill fair value by reference to the present value of the estimated future cash inflows of the acquired assets, and believes the valuation to be reaonable, appropriate and not impaired. The goodwill is being amortized using the straight-line method over five years. Management also believes the value allocated to core technology, the difference between the excess estimated fair value of the net liabilities assumed over the value of the shares issued less the goodwill, is reasonable, appropriate and not impaired.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on January 1, 1998 and January 1, 1999, respectively:

                                 Year ended             Nine months ended,
                                -----------             ------------------
                                December 31,              September 30,
                                -----------               -------------
                                   1998                       1999
                                   ----                       ----
Total revenues                   $361,678                     $66,342
Earnings before taxes           ($149,676)                ($1,175,184)
Net earnings                    ($149,676)                ($1,175,184)
Earnings per share                 ($0.06)                     ($0.12)

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

The Company has a Federal net operating loss carryforward of approximately $1,621,000, which will expire in the year 2014. The tax benefit of this net operating loss of approximately $405,000 has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under Section 381 of the Internal Revenue Code.

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


Dated: January 26, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       Signature                     Capacity                      Date
       ---------                     --------                      ----

/s Jeffrey Phillips
----------------------          President, Chief Executive     January 26, 2000
Jeffrey Phillips                Chairman of the Board


/s/ Roger C. Royce
----------------------          Chief Operating Officer,       January 26, 2000
Roger C. Royce                  Director


/s/ Gregory V. Gibson
----------------------          Vice President, Legal,         January 26, 2000
Gregory V. Gibson               Director


/s/ Mark Cullivan
----------------------          Vice President, Operations     January 26, 2000
Mark Cullivan