Form 10-K/A
period 1999-09-30
UBRANDIT COM
filed 2000-02-02
CIK 1082384

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           --------------------------

                               AMENDMENT NO. 3 TO
                                    FORM 10-K

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


/s/ Stark Tinter & Associates, LLC


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