Form 10-Q
period 1999-12-31
UBRANDIT COM
filed 2000-02-14
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

                                       OR

    ___        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________


Commission File No.    000-26799
                     -----------


                                  UBRANDIT.COM
                                 --------------
             (Exact name of registrant as specified in its charter)


             Nevada                                     87-0381646
             ------                                     ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


                12626 High Bluff Drive, Suite 200, San Diego, CA.
                -------------------------------------------------
                    (Address of principal executive offices)

                                      92130
                                     -------
                                   (Zip Code)

                                 (858) 350-9566
                                ----------------
                         (Registrant's telephone number,
                              including area code)


                                       N/A
                                       ---
                     (Former name, former address and former
                   fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                  YES _X_ NO __


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at January 31, 2000
            -----                               -------------------------------

Common Stock $0.001 par value                              11,738,333

                                  UBRANDIT.COM

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
      Consolidated Balance Sheets at September 30, 1999 (restated) and
            December 31, 1999 (unaudited)                                      3
      Consolidated Statement of Operations for the Three Months Ended
            December 31, 1998 (unaudited) and the Three Months Ended
            December 31, 1999 (unaudited)                                      4
      Consolidated Statements of Cash Flows for the Three Months Ended
            December 31, 1998 (unaudited) and the Three Months Ended
            (unaudited)                                                        5
      Notes to Consolidated Financial Statements                               6
Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              7
Item 3. Quantitative and Qualitative Disclosure About Market Risk              9

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                     10
Item 2. Changes in Securities and Use of Proceeds                             10
Item 3. Defaults Upon Senior Securities                                       10
Item 4. Submission of Matters to a Vote of Security Holders                   10
Item 5. Other Information                                                     10
Item 6. Exhibits and Reports on Form 8-K                                      10
Signatures                                                                    11
Index to Exhibits                                                             11

                  CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

         This Quarterly Report contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements included or otherwise incorporated in this Quarterly Report, which reflect our management's view only on the date of filing of this report. We undertake no obligation to update these statements to reflect events or circumstances that occur after the filing date of this Quarterly Report or to reflect the occurrence of unanticipated events.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         ---------------------

                                     Ubrandit.com and subsidiary
                                     Consolidated Balance Sheets

                                                              September 30,   December 31,
                                                                  1999           1999
                                                               (restated)     (unaudited)
                                                             --------------  --------------
                          ASSETS
Current assets
   Cash                                                      $   5,613,922   $   5,299,534
   Accounts receivable                                               7,290           8,200
   Subscription receivable                                          51,000               -
   Prepaid expenses                                                 20,750           4,016
   Deposits                                                         11,872          11,872
                                                             --------------  --------------
       Total current assets                                      5,704,834       5,323,622

Other assets:
   Property and equipment - net of
    accumulated depreciation                                       150,567         158,583
   Core technology - net of accumulated
    amortization                                                   456,790         433,040
   Goodwill - net of accumulated amortization                      594,354         561,993
   Organizational costs - net of accumulated
    amortization                                                     1,110           1,040
                                                             --------------  --------------

                                                             $   6,907,655   $   6,478,278
                                                             ==============  ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                          $      45,581   $      18,369
   Accrued expenses                                                 19,324          17,800
   Current portion of leases payable                                 5,129           5,275
   Payroll taxes payable                                             7,607           7,250
                                                             --------------  --------------
       Total current liabilities                                    77,641          48,694

Other liabilities:
   Leases payable, net of current portion                            8,859           7,484

Stockholders' equity
   Common stock, $0.001 par value,
    25,000,000 shares authorized;
    11,783,333 shares issued and
    outstanding                                                     11,738          11,738
   Additional paid in capital                                    7,857,262       7,857,262
   Accumulated deficit                                          (1,047,845)     (1,446,900)
                                                             --------------  --------------
       Total stockholders' equity                                6,821,155       6,422,100
                                                             --------------  --------------

                                                             $   6,907,655   $   6,478,278
                                                             ==============  ==============

          See accompanying notes to consolidated financial statements.

                           Ubrandit.com and subsidiary
                      Consolidated Statements of Operations

                                                 Three months      Three months
                                                     ended             ended
                                                 December 31,      December 31,
                                                     1998              1999
                                                  (unaudited)       (unaudited)
                                                -------------     -------------

Revenue                                         $          -      $     32,711
                                                -------------     -------------

Expenses:
  Direct operating                                         -           167,925
  Sales, general and administrative                        -           261,468
  Depreciation and amortization                           60            68,613
                                                -------------     -------------
    Total operating expenses                              60           498,006
                                                -------------     -------------

Operating (loss)                                         (60)         (465,295)

Other income (expense):
  Interest income                                          -            66,623
  Interest expense                                         -              (383)
                                                -------------     -------------
                                                           -            66,240
                                                -------------     -------------

Net (loss)                                      $        (60)     $   (399,055)
                                                =============     =============
Per share information:
   Weighted average shares
    outstanding - basic and diluted                  777,041        11,738,333
                                                =============     =============
 Net (loss) per common share - basic
  and diluted                                   $      (0.00)     $      (0.03)
                                                =============     =============

          See accompanying notes to consolidated financial statements.

                           Ubrandit.com and subsidiary
                      Consolidated Statements of Cash Flows

                                                     Three months   Three months
                                                        ended          ended
                                                      December 31,  December 31,
                                                          1998          1999
                                                      (unaudited)    (unaudited)
                                                     ------------   ------------
Cash flows from operating activities:
Net (loss)                                           $       (60)   $  (399,055)
                                                     ------------   ------------
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
 Depreciation and amortization                                60         68,613
 Changes in assets and liabilities:
  (Increase) in accounts receivable                            -           (910)
  Decrease in subscription receivable                          -         51,000
  Decrease in prepaid expenses                               387         16,734
  Decrease in deferred offering costs                      3,000
  (Decrease) in accounts payable                               -        (27,211)
  (Decrease) in accrued expenses                               -         (1,524)
  (Decrease) in payroll taxes payable                          -           (357)
                                                     ------------   ------------
      Total adjustments                                    3,447        106,345
                                                     ------------   ------------
      Net cash provided by (used in) operating
       activities                                          3,387       (292,710)
                                                     ------------   ------------

Cash flows from investing activities:
  Purchase of fixed assets                                     -        (20,449)
                                                     ------------   ------------

     Net cash (used in) investing activities                   -        (20,449)
                                                     ------------   ------------

Cash flows from financing activities:
  Repayments of capital lease obligations                      -         (1,229)
  Net proceeds from issuance of common
   stock, net of issuance costs                           38,400              -
                                                     ------------   ------------
     Net cash provided by (used in)
      financing activities                                38,400         (1,229)
                                                     ------------   ------------


Net increase (decrease) in cash                           41,787       (314,388)

Cash, beginning                                            2,400      5,613,922
                                                     ------------   ------------

Cash, ending                                         $    44,187    $ 5,299,534
                                                     ============   ============

Supplemental cash flow information:
  Cash paid for interest                             $         -    $       383
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

                           Ubrandit.com and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         Note 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements, which include the accounts of Ubrandit.com and subsidiary (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Pursuant to the rules of the Securities and Exchange Commission they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended December 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2000. For further information, refer to the consolidated financial statements and notes therto, included in the Company's Transition Report on Form 10-K for the nine months ended September 30, 1999.

         Note 2.  COMPREHENSIVE INCOME

         The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. For both periods presented, there were no differences between reported net income and comprehensive income.

Item 2. Management's Discussion and Analysis or Plan of Operations.
        -----------------------------------------------------------

RECENT EVENTS

         In September of 1999, the Ubrandit.com (the "Company") launched its branding affiliate program ("Branding Affiliate Program") in conjunction with the launch of JungleJeff.com, the Company's large e-commerce site. Under its Branding Affiliate Program, the Company has established over 3,000 sites through the date of filing of this Quarterly Report. The Company's Branding Affiliate Program provides its Branding Affiliates with the ability to customize, certain of the Company's destination Web sites with the Branding Affiliates respective name, logo, color scheme, and return navigation. A key component of the Branding Affiliate program is to make the content provided by the Company "transparent," meaning that the end-customer is not exposed to the Ubrandit.com brand. This allows the Branding Affiliate to offer its customer-base new web services with out losing customers to a third-party content provider.

         Branding templates for Stockstudy.com, the Company's financial information site, are undergoing beta testing by selected sites. It is expected that beta testing will be complete by the end of the first calendar quarter of 2000 and that Stockstudy.com will join the Company's e-commerce site (JungleJeff.com) as the second brandable template available through the Branding Affiliate Program.

         Recently the Company completed the formation of Ubrandit ISP, a wholly owned subsidiary of the Company formed to provide the Company's brandable Internet access service. Ubrandit ISP is undergoing beta testing. The Company expects that the Ubrandit ISP will be available to customers by the end of the first quarter of calendar 2000.

         The Company recently filed a listing application with the American Stock Exchange ("AMEX") for listing its Common Stock on AMEX. The Company is unable to provide any assurance or guarantee that the Company's Common Stock will be approved for listing on AMEX. In connection with the filing of its listing application, the Company filed a Registration Statement on Form 8-A under the Securities Exchange Act of 1934, as amended.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

         Our Company's management believes that a comparison of the Company's results of operations for the three-month period ended December 31, 1999 to those for the three-month period ended December 31, 1998 is not meaningful, as the Company did not commence operations under its present business strategy until after the Company's acquisition of its principal subsidiary, Global Investors Guide, in March 1999.

         Consolidated revenue for the three months ended December 31, 1999 was $32,711, as compared to no revenue for the three-month period ended December 31, 1998. Approximately 64% of the revenue for the three months ended December 31, 1999 was generated from newly commenced sales on the Jungle Jeff Web site and the remaining portion was generated by renting mailing lists.

         Direct operating expenses were $167,925 for the three months ended December 31, 1999, as compared to no such expenses for the three-month period ended December 31, 1998. The direct operating expenses incurred during the three months ended December 31, 1999 included $141,000 of payroll costs associated with the development of Web sites, $26,000 of costs associated with the purchase of data feeds and other costs associated with JungleJeff.com, and miscellaneous operating expenses of $1,000.

         The Company had no sales, general and administrative expenses for the three months ended December 31, 1998, as compared to sales, general and administrative expenses of $261,468 for the three months ended December 31, 1999. The increase was due primarily to the following factors: increased research and development costs of $16,000, administrative payroll of $21,000, accounting and legal fees associated with filings with the Securities and Exchange Commission $78,000, rent expense of $32,000, business fees of $4,000, expense of $41,000 to facilitate fair and timely dissemination of press releases, office expense of $37,000, Internet service providers expense of $14,000 and travel expenses of $18,000.

         For the three months ended December 31, 1999, depreciation and amortization costs were $68,613, as compared to depreciation and amortization costs of $60 for the period ended December 31, 1998. The increase almost entirely was due to amortization of core technology and goodwill recorded from the acquisition of Global Investors Guide on March 11, 1999, and depreciation of certain fixed assets.

         In sum, revenue less operating expenses resulted in an operating loss of $465,295 for the three months ended December 31, 1999, as compared to an operating loss of $60 for the period ended December 31, 1998.

         Interest expense for the three months ended December 31, 1999 was $383, as compared to no such expense for the quarterly period ended December 31, 1998. This expense related to the convertible debt recorded from the acquisition of Global Investors Guide on March 11, 1999, and the interest on the capital lease obligation.

         Interest income was $66,623 for the three months ended December 31, 1999, as compared to no interest income for the period ended December 31, 1998. The interest income was generated through interest earned during the three months ended December 31, 1999 on cash balances received from the sale of equity securities.

LIQUIDITY AND CAPITAL RESOURCES

         At present, the Company is generating revenue only on a limited basis. The Company's main source of funds has been the sale of the Company's equity securities in private and offshore transactions. Through the date of the filing of this Quarterly Report, the Company has issued 9,412,333 shares of its Common Stock for approximately $6,382,659, including proceed generated through its most recent offering and after deduction of offering expenses. In connection with the acquisition of Global Investors Guide, the Company exchanged 1,826,000 shares of its Common Stock for all the outstanding shares of Global Investors Guide and recorded $262,000 in compensation expense. The Company also converted $264,251 of debt into 500,000 shares, which were issued to two creditors of the Company. The Company had $5,299,534 in cash at December 31, 1999, the date of its unaudited financial statements for the first quarter of this fiscal year. Since June 30, 1999, the Company has raised approximately $4,446,999 in cash, less offering expenses of $35,540, through the sale of Common Stock in offshore transactions pursuant to the exemption from registration available under Regulation S of the Securities Act of 1933, as amended. The Company currently is using these funds mainly to develop and market the Company's destination Web sites and its co-branding and private label technology and to fund certain ongoing general and administrative expenses plus consulting expense with the total of such expenses.

         The Company generates revenue on a limited basis from its e-commerce destination site JungleJeff.com and its branded book, music and video store Web sites. The Company expects to generate material revenue from operations following the anticipated successful roll-out of the Company's marketing campaign during the 2000 fiscal year. Further, if the Company realizes revenue from branding, advertising, sponsorship fees, and custom programming, said revenue will be subject to all of the risks of a new enterprise in a very competitive industry and may not yield any profit for the Company.

         The Company expects that its present cash reserves are sufficient to finance its operating capital requirements at projected rates for a period of 33 months following the filing date of this Quarterly Report. Thereafter, the Company will depend on operating revenue to finance its continuing operations. If revenue from operations is insufficient to support expenses, the Company will be required to secure additional sources of equity or debt financing to satisfy its capital needs. The Company has no commitment for any such additional capital and may be unable to raise the additional capital necessary to support its operations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.
         ---------------------------------------------------------

         The Company does not own financial instruments that are subject to market risk.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

         None.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         None.

Item 3.  Defaults upon Senior Securities.
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.

Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Reference is made to the Exhibit Index. The Company filed one report on Form 8-K during the quarter. This report was filed on December 28, 1999 and indicated a change in the Company's fiscal year end to September 30, 1999.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Registrant:

                                        UBRANDIT.COM


Dated:  February 14, 2000  By       /s/ Jeff Phillips
                                    -------------------------
                                          Jeff Phillips
                                    President, CEO, Chairman


Dated:  February 14, 2000  By       /s/ Roger C. Royce
                                    -------------------------
                                          Roger C. Royce
                                    Chief Operating Officer


Dated:  February 14, 2000  By       /s/ Mark Cullivan
                                    -------------------------
                                           Mark Cullivan
                                    Vice President Operations


                                  EXHIBIT INDEX

Exhibit
   No.                           Description of Exhibits
-------                          -----------------------

2.1 Agreement and Plan of Reorganization for the Acquisition of all of the Outstanding Shares of Common Stock of Global Investors Guide by Ubrandit.com (1)
3.1      Ubrandit.com Articles of Incorporation and amendments (1)
3.2      Ubrandit.com By-laws (1)
3.3      Registrant's Restated Bylaws (2)
4.1      Specimen of Common Stock Certificate (2)
10.1     1999 Stock Option and Incentive Plan (1)
10.2     Form of Incentive Stock Option Agreement (1)
10.3     Form of Non-Statutory Stock Option Agreement (1)
10.4 Information Distribution Agreement with S&P Comstock dated as of January 16, 1998 (1)
10.5 Database License Agreement with Baker & Taylor, Inc. dated as of January 1, 1999 (1)
10.6 Computer Software License Agreement with Townsend Analytics, dated April 21, 1998 (1)
10.7     License Agreement with Muze Inc. [undated] (1)
11.1 Statement of Computation of per share earnings (reference is made to the Statement of Operations included in the Financial Statements filed herewith)

21.1 Subsidiary of Registrant Global Investment Guide, Inc. Articles of Incorporation (1)
21.2     Subsidiary of Registrant Global Investment Guide, Inc. By-laws (1)
27.1     Financial Data Schedule *

------------------
*        Filed herewith.
(1) Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form 10.
(2) Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form 8-A.