Form 10-Q
period 2000-03-31
UBRANDIT COM
filed 2000-05-15
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

            Class                               Outstanding at April 30, 2000
            -----                               -------------------------------

Common Stock $0.001 par value                              11,738,333

                                  UBRANDIT.COM

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
        Consolidated Balance Sheets at September 30, 1999 (restated) and
            March 31, 2000 (unaudited)                                         3
        Consolidated Statement of Operations for the Three Months Ended
            March 31, 1999 (unaudited) and the Three Months Ended
            March 31, 2000 (unaudited)                                         4
        Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 1999 (unaudited) and the Three Months Ended March 31,
            31, 2000 (unaudited)                                               5
        Notes to Consolidated Financial Statements                             6
Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              7
Item 3. Quantitative and Qualitative Disclosure About Market Risk              9
PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                     10
Item 2. Changes in Securities and Use of Proceeds                             10
Item 3. Defaults Upon Senior Securities                                       10
Item 4. Submission of Matters to a Vote of Security Holders                   10
Item 5. Other Information                                                     10
Item 6. Exhibits and Reports on Form 8-K                                      10
Signatures                                                                    11
Index to Exhibits                                                             12

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         ---------------------

                                     Ubrandit.com and subsidiary
                                     Consolidated Balance Sheets

                                                               September 30,       March 31,
                                                                   1999              2000
                                                                (restated)        (unaudited)
                                                             ----------------  -----------------
                          ASSETS
Current assets
   Cash                                                      $     5,613,922   $      4,735,131
   Accounts receivable                                                 7,290              8,200
   Subscription receivable                                            51,000                  -
   Prepaid expenses                                                   20,750                  -
   Deposits                                                           11,872             12,022
                                                             ----------------  -----------------
       Total current assets                                        5,704,834          4,755,353

Other assets:
   Property and equipment - net of
    accumulated depreciation                                         150,567            238,990
   Core technology - net of accumulated
    amortization                                                     456,790            409,290
   Goodwill - net of accumulated amortization                        594,354            529,633
   Organizational costs - net of accumulated
    amortization                                                       1,110                970
                                                             ----------------  -----------------

                                                             $     6,907,655   $      5,934,236
                                                             ================  =================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                          $        45,581   $        110,432
   Accrued expenses                                                   19,324             17,728
   Current portion of leases payable                                   5,129              5,425
   Payroll taxes payable                                               7,607              7,250
                                                             ----------------  -----------------
       Total current liabilities                                      77,641            140,835

Other liabilities:
   Leases payable, net of current portion                              8,859              6,069

Stockholders' equity
   Common stock, $0.001 par value,
    25,000,000 shares authorized;
    11,783,333 shares issued and
    outstanding                                                       11,738             11,738
   Additional paid in capital                                      7,857,262          7,857,262
   Accumulated deficit                                            (1,047,845)        (2,081,668)
                                                             ----------------  -----------------
       Total stockholders' equity                                  6,821,155          5,787,332
                                                             ----------------  -----------------

                                                             $     6,907,655   $      5,934,236
                                                             ================  =================

          See accompanying notes to consolidated financial statements.


                                               Ubrandit.com and subsidiary
                                          Consolidated Statements of Operations


                                                       Three months      Three months      Six months        Six months
                                                          ended             ended             ended             ended
                                                        March 31,         March 31,         March 31,         March 31,
                                                           1999              2000             1999              2000
                                                       (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                                    ----------------  ----------------  ----------------   ----------------
Revenue                                             $        60,480   $        84,600   $        60,480    $       117,311
                                                    ----------------  ----------------  ----------------   ----------------

Expenses:
  Direct operating                                                -           241,774                 -            409,699
  Sales, general and administrative                         246,106           463,351           246,106            724,819
  Depreciation and amortization                               7,243            74,914             7,303            143,527
                                                    ----------------  ----------------  ----------------   ----------------
    Total operating expenses                                253,349           780,039           253,409          1,278,045
                                                    ----------------  ----------------  ----------------   ----------------

Operating (loss)                                           (192,869)         (695,439)         (192,929)        (1,160,734)

Other income (expense):
  Interest income                                                 -            61,018                 -            127,641
  Interest expense                                          (14,251)             (347)          (14,251)              (730)
                                                    ----------------  ----------------  ----------------   ----------------
                                                            (14,251)           60,671           (14,251)           126,911
                                                    ----------------  ----------------  ----------------   ----------------


Net (loss)                                          $      (207,120)  $      (634,768)  $      (207,180)   $    (1,033,823)
                                                    ================  ================  ================   ================

Per share information:
   Weighted average shares
    outstanding - basic and diluted                       6,907,956        11,738,333         3,870,967         11,738,333
                                                    ================  ================  ================   ================

 Net (loss) per common share - basic
  and diluted                                       $         (0.03)  $         (0.05)  $         (0.05)   $         (0.09)
                                                    ================  ================  ================   ================

                              See accompanying notes to consolidated financial statements.


                                               Ubrandit.com and subsidiary
                                          Consolidated Statements of Cash Flows


                                                        Three months       Three months      Six months       Six months
                                                            ended             ended            ended            ended
                                                          March 31,         March 31,        March 31,        March 31,
                                                            1999               2000             1999             2000
                                                         (unaudited)       (unaudited)      (unaudited)      (unaudited)
                                                       ---------------  ---------------  ---------------  ---------------
Cash flows from operating activities:
Net (loss)                                             $     (207,120)  $     (634,768)      $ (207,180)    $ (1,033,823)
                                                       ---------------  ---------------  ---------------  ---------------
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                                 7,243           74,914            7,303          143,527
 Changes in assets and liabilities:                                 -                -                -                -
  (Increase) in accounts receivable                            (5,697)               -           (5,697)            (910)
  Decrease in subscription receivable                               -                -                -           51,000
  (Increase) in employee advances                                (150)               -             (150)               -
  (Increase) decrease in prepaid expenses                      (2,049)           4,016           (1,662)          20,750
  (Increase) in deferred offering costs                        (8,000)               -           (5,000)               -
  (Increase) in deposits                                         (237)            (150)            (237)            (150)
  (Increase) in organizational costs                           (1,000)               -           (1,000)               -
  Increase in accounts payable                                      -           92,063                -           64,852
  Increase (decrease) in accrued expenses                      42,192              (72)          42,192           (1,596)
  Increase in due to stockholder                                4,990                -            4,990                -
  Increase (decrease) in payroll taxes payable                 11,489                -           11,489             (357)
  Increase in accrued interest                                 14,251                -           14,251                -
                                                       ---------------  ---------------  ---------------  ---------------
      Total adjustments                                        63,032          170,771           66,479          277,116
                                                       ---------------  ---------------  ---------------  ---------------
      Net cash provided by (used in) operating
       activities                                            (144,088)        (463,997)        (140,701)        (756,707)
                                                       ---------------  ---------------  ---------------  ---------------

Cash flows from investing activities:
  Purchase of fixed assets                                    (41,087)         (99,141)         (41,087)        (119,590)
  Proceeds from related party                                 100,000                -          100,000                -
                                                       ---------------  ---------------  ---------------  ---------------

     Net cash provided by (used in) investing activities       58,913          (99,141)          58,913         (119,590)
                                                       ---------------  ---------------  ---------------  ---------------

Cash flows from financing activities:
  Repayments of capital lease obligations                           -           (1,265)               -           (2,494)
  Net proceeds from issuance of common
   stock, net of issuance costs                               937,000                -          975,400                -
                                                       ---------------  ---------------  ---------------  ---------------
     Net cash provided by (used in)
      financing activities                                    937,000           (1,265)         975,400           (2,494)
                                                       ---------------  ---------------  ---------------  ---------------

Net increase (decrease) in cash                               851,825         (564,403)         893,612         (878,791)

Cash, beginning                                                89,741        5,299,534           47,954        5,613,922
                                                       ---------------  ---------------  ---------------  ---------------

Cash, ending                                           $      941,566   $    4,735,131   $      941,566   $    4,735,131
                                                       ===============  ===============  ===============  ===============

Supplemental cash flow information:
  Cash paid for interest                               $            -   $          347   $            -   $          730
                                                       ===============  ===============  ===============  ===============

                              See accompanying notes to consolidated financial statements.

                           Ubrandit.com and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Ubrandit.com and subsidiary (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Pursuant to the rules of the Securities and Exchange Commission they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the six and three months ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Transition Report on Form 10-K for the nine months ended September 30, 1999.

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

Item 2. Management's Discussion and Analysis or Plan of Operations.
        -----------------------------------------------------------

RECENT EVENTS

In September 1999 the Company launched its Branding Affiliate program in conjunction with the launch of JungleJeff.com the Company's e-commerce site. The Company now has over 4,500 sites in the Branding Affiliate program and has concentrated much of its effort this fiscal quarter in enrolling media properties in the Affiliate Program. In April 2000 the Company announced that Communications Corporation of America (CC of A) entered into a multi-year agreement with the Company. Under the agreement, 9 television and 7 radio station Web properties (under the CC of A umbrella) will utilize the Company's Branding Affiliate technology. Also in April 2000 the Company announced that it had entered into a multi-year agreement with White Knight Broadcasting whereby White Knight will utilize the Company's eCommerce Branding Affiliate technology for 7 of its television station web properties. Including the above mentioned agreements the Company added a total of 16 television stations and 31 radio stations to the Branding Affiliate program during the month of April. In May 2000 the Company announced the addition of two new stations owned by Clear Channel Communications and five other radio stations as additions to its Branding Affiliate Program.

The Company announced the beta test launch of its fully brandable
Stockstudy.com, the Company's online financial market information and portfolio services site. Branding templates for Stockstudy.com are going through final beta testing with certain Branding Affiliates. It is expected that Stockstudy.com will be available for all Branding Affiliates in the beginning of the second calendar quarter of 2000.

Recently the Company completed the formation of UbranditISP, a wholly owned subsidiary of the Company formed to provide businesses, affinity groups, and individuals with a brandable ISP (Internet Service Provider) Portal service. UbranditISP launched BigRamp.com on April 27, 2000, a fully functioning online template featuring various available design options for a private labeled site. UbranditISP can now offer customization of the Bigramp.com model of "transparency" to match a client's existing web site, enabling the client to offer internet access via its own brand and identity.

On February 24, 2000 the Board of Directors was increased to six directors and James W. Truher was appointed as a Director to serve in said capacity until the next annual meeting of the shareholders and until his successor is elected and duly qualified. Mr. Truher brings to the Board of Directors 26 years of technical and executive experience with AT&T as an area Vice President. Mr. Truher has senior management experience in the cable and telephone networks with such companies and associations as Selec Tel (founder), Polaris Intercom, the Bell System (at AT&T), Pacific Telephone, and the Society of Television Engineers (past President).

On March 21, 2000 the issued and outstanding shares of the Company's $.001 par value Common Stock were listed on the American Stock Exchange ("AMEX") and commenced trading under the symbol UBI.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         Consolidated revenues for the three months ended March 31, 2000 of $84,600 were 40% higher as compared to $60,480 for the period ended March 31, 1999. Approximately 94% of the revenue for the three months ended March 31, 2000, was generated from newly commenced sales on the JungleJeff.com and branded e-commerce websites and the renting of marketing lists generated the remaining portion.

         Direct operating expenses were $241,774 for the three months ended March 31, 2000, as compared to no such expenses for the corresponding period in 1999. The increase in direct operating expenses was due primarily to an increase of $145,900 of payroll costs associated with the development of websites, $74,300 of costs of products sold through the JungleJeff.com and branded e-commerce websites, and $17,100 of costs associated with the purchase of data feeds and other costs for the websites.

         Sales, general and administrative expenses increased from $246,106 for the three months ended March 31, 1999 to $463,351 for the three months ended March 31, 2000. The increase was primarily due to the following factors: accounting and legal fees associated with filings with the Securities and Exchange Commission of $73,600, marketing expenses of $63,700, travel expenses of $45,400, research and development costs of $43,100, listing expenses with the American Stock Exchange of $42,500, insurance expenses of $32,800, rent expense of $31,800, administrative payroll of $21,300, internet service providers expense of $18,400, office expenses of $15,900, expense of $8,800 to facilitate fair and timely dissemination of press releases, and business fees of $7,300.

         For the three months ended March 31, 2000, depreciation and amortization costs were $74,914, as compared to $7,243 for the period ended March 31, 1999. The increase was due to amortization of core technology and goodwill recorded from the acquisition of Global Investors Guide on March 11, 1999, and depreciation of certain fixed assets.

         In sum, revenue less operating expenses resulted in an operating loss of $695,439 for the three months ended March 31, 2000, as compared to an operating loss of $192,869 for the period ended March 31, 1999.

         Interest expense for the three months ended March 31, 2000 was $347, as compared to $14,251 for the period ended March 31, 1999. This expense related to interest paid on an equipment lease. The prior period interest expense was paid on debt that was paid off entirely.

         For the three months ended March 31, 2000, interest income increased $61,108 as compared to no interest income for the period ended March 31, 1999. The increase in interest income was due to interest earned on cash balances received from the equity offerings.

Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 1999

         Consolidated revenues for the six months ended March 31, 2000 of $117,311 were 94% higher compared to $60,480 in revenues for the corresponding period in 1999. Approximately 87% of the revenue for the six months ended March 31, 2000, was generated from newly commenced sales on the JungleJeff.com and branded e-commerce websites and the renting of marketing lists generated the remaining portion.

         Direct operating expenses were $409,699 for the six months ended March 31, 2000, as compared to no such expenses for the corresponding period in 1999. The increase in direct operating expenses was due primarily to an increase of $287,000 of payroll costs associated with the development of websites, $91,000 of costs of products sold through the JungleJeff.com and branded e-commerce websites, and $26,400 of costs associated with the purchase of data feeds and other costs for the websites.

         Sales, general and administrative expenses increased from $246,106 for the six months ended March 31, 1999 to $724,819 for the six months ended March 31, 2000. The increase was primarily due to the following factors: accounting and legal fees associated with filings with the Securities and Exchange Commission of $145,500, marketing expenses of $89,600, rent expense of $67,400, travel expenses of $61,800, research and development costs of $48,300, administrative payroll of $42,600, listing expenses with the American Stock Exchange of $42,500, insurance expenses of $41,900, internet service providers expense of $31,800, office expenses of $24,300, business fees of $17,900, and expense of $14,700 to facilitate fair and timely dissemination of press releases.

         For the six months ended March 31, 2000, depreciation and amortization costs were $143,527, as compared to $7,303 for the period ended March 31, 1999. The increase was due to amortization of core technology and goodwill recorded from the acquisition of Global Investors Guide on March 11, 1999, and depreciation of certain fixed assets.

         In sum, revenue less operating expenses resulted in an operating loss of $1,160,734 for the six months ended March 31, 2000, as compared to an operating loss of $192,929 for the period ended March 31, 1999.

         Interest expense for the six months ended March 31, 2000 was $730, as compared to $14,251 for the period ended March 31, 1999. This expense related to interest paid on an equipment lease. The prior period interest expense was paid on debt that was paid off entirely.

         For the six months ended March 31, 2000, interest income increased $127,641 as compared to no interest income for the period ended March 31, 1999. The increase in interest income was due to interest earned on cash balances received from the equity offerings.

LIQUIDITY AND CAPITAL RESOURCES

         At present, the Company is generating revenue only on a limited basis. The Company's main source of funds has been the sale of the Company's equity securities in private placements. Through March 31, 2000, the Company has issued 9,412,333 shares of its Common Stock for approximately $6,382,659, including proceed generated through its most recent offering and after deduction of offering expenses. The Company had $4,735,131 in cash at March 31, 2000, the date of its unaudited financial statements for the second quarter of this fiscal year. Since June 30, 1999, the Company has raised approximately $4,446,999 in cash, less offering expenses of $35,540, through the sale of Common Stock pursuant to the exemption from registration available under Regulation S of the Securities Act of 1933, as amended. The Company currently is using these funds mainly to develop and market the Company's destination Web sites and its co-branding and private label technology and to fund certain ongoing general and administrative expenses.

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

         The Company expects that its present cash reserves are sufficient to finance its operating capital requirements at projected rates for a period of approximately 24 months following the filing date of this Quarterly Report. Thereafter, the Company will depend on operating revenue to finance its continuing operations. The Company will also endeavor to secure additional sources of equity or debt financing to satisfy its capital needs. The Company has no commitment at this time for any such additional capital and may be unable to raise the additional capital necessary to support its operations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.
         ----------------------------------------------------------

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

         None.

Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Reference is made to the Exhibit Index. The Company filed no reports on Form 8-K during the quarter.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Registrant:

                                        UBRANDIT.COM


Dated:  May , 2000  By       /s/ Jeff Phillips
                             -------------------------
                                 Jeff Phillips
                                 President, CEO, Chairman


Dated:  May , 2000   By       /s/ Roger C. Royce
                             -------------------------
                                  Roger C. Royce
                                  Chief Operating Officer

                                  EXHIBIT INDEX

Exhibit
   No.                           Description of Exhibits
-------                          -----------------------

2.1 Agreement and Plan of Reorganization for the Acquisition of all of the Outstanding Shares of Common Stock of Global Investors Guide by Ubrandit.com (1)
3.1      Ubrandit.com Articles of Incorporation and amendments (1)
3.2      Ubrandit.com By-laws (1)
3.3      Registrant's Restated Bylaws (2)
4.1      Specimen of Common Stock Certificate (2)
10.1     1999 Stock Option and Incentive Plan (1)
10.2     Form of Incentive Stock Option Agreement (1)
10.3     Form of Non-Statutory Stock Option Agreement (1)
10.4 Information Distribution Agreement with S&P Comstock dated as of January 16, 1998 (1)
10.5 Database License Agreement with Baker & Taylor, Inc. dated as of January 1, 1999 (1)
10.6 Computer Software License Agreement with Townsend Analytics, dated April 21, 1998 (1)
10.7     License Agreement with Muze Inc. [undated] (1)
10.8     Agreement with Communications Corporations of America, dated April 3,
         2000 *
10.9     Agreement with White Knight Broadcasting, dated April 20,2000 *
11.1 Statement of Computation of per share earnings (reference is made to the Statement of Operations included in the Financial Statements filed herewith
21.1 Subsidiary of Registrant Global Investment Guide, Inc. Articles of Incorporation (1)
21.2     Subsidiary of Registrant Global Investment Guide, Inc. By-laws (1)
27.1     Financial Data Schedule *

------------------
*        Filed herewith.
(1) Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form 10.
(2) Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form 8-A.