Form 10-Q
period 2000-06-30
UBRANDIT COM
filed 2000-08-21
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

     |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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


                   2053 San Elijo Ave. Cardiff by the Sea, CA
                -------------------------------------------------
                    (Address of principal executive offices)

                                      92007
                                     -------
                                   (Zip Code)

                                 (858) 350-9566
                                ----------------
                         (Registrant's telephone number,
                              including area code)

                                 Former Address
                 12626 High Bluff Dr. Ste. 200 San Diego, CA 92130
                     (Former name, former address and former
                   fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                  YES |X|  NO |_|


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at July 31, 2000
            -----                               -------------------------------

Common Stock $0.001 par value                              12,167,333

                                  UBRANDIT.COM

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1. Financial Statements
        Condensed Consolidated Balance Sheets at June 30, 2000
            and September 30, 1999 (restated)                                  3
        Condensed Consolidated Statement of Operations for the nine
            months ended June 30, 2000 and June 30, 1999                       4
        Condensed Consolidated Statement of Operations for the three
            months ended June 30, 2000 and June 30, 1999                       4
        Condensed Consolidated Statements of Cash Flows for the nine
            months ended June 30, 2000 and June 30, 1999                       5
        Notes to Condensed Consolidated Financial Statements                   6
Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              7
Item 3. Quantitative and Qualitative Disclosure About Market Risk              9


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                     10
Item 2. Changes in Securities and Use of Proceeds                             10
Item 3. Defaults Upon Senior Securities                                       10
Item 4. Submission of Matters to a Vote of Security Holders                   10
Item 5. Other Information                                                     10
Item 6. Exhibits and Reports on Form 8-K                                      10
Signatures                                                                    11
Exhibit Index                                                                 12

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         ---------------------

                                         Ubrandit.com
                            Condensed Consolidated Balance Sheets



                                                                    June 30,         September 30,
                                                                      2000               1999
                                                                  (unaudited)         (restated)
                                                                 ---------------    ---------------
                                  ASSETS
Current Assets
      Cash                                                       $    4,201,631     $    5,613,922
      Accounts receivable                                                 1,076              7,290
      Prepaid expenses                                                   60,306             20,750
      Deposits                                                           47,700             11,872
      Inventory                                                          49,540                  -
                                                                 ---------------    ---------------
           Total current assets                                       4,360,253          5,653,834

Other Assets
      Property and equipment, net                                       407,252            150,567
      Core technology, net                                              385,540            456,790
      Goodwill, net                                                   1,794,889            594,354
                                                                 ---------------    ---------------
                                                                 $    6,947,934     $    6,855,545
                                                                 ===============    ===============


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                           $      133,055     $       53,188
      Accrued expenses                                                   72,231             18,214
      Current portion of lease payable                                   16,926              5,129
                                                                 ---------------    ---------------
           Total current liabilities                                    222,212             76,531

Other Liabilities
      Leases payable, net of current portion                             31,956              8,859

Stockholders' equity
      Common stock, $0.001 par value,
        25,000,000 shares authorized;
        12,167,333 shares issued and outstanding                         12,167             11,738
      Additional paid in capital                                      9,411,433          7,857,262
      Subscription receivable                                                 -            (51,000)
      Accumulated deficit                                            (2,729,834)        (1,047,845)
                                                                 ---------------    ---------------
           Total stockholders equity                                  6,693,766          6,770,155
                                                                 ---------------    ---------------

                                                                 $    6,947,934     $    6,855,545
                                                                 ===============    ===============

See accompanying notes to condensed consolidated financial statements.


                                                      Ubrandit.com
                                     Condensed Consolidated Statements of Operations
                                                      (unaudited)


                                              Three months      Three months         Nine months      Nine months
                                                  ended             ended               ended            ended
                                                June 30,          June 30,             June 30,         June 30,
                                                  2000              1999                 2000             1999
                                                                 (restated)                            (restated)
                                             --------------    --------------      --------------   --------------
Revenues                                     $     356,471     $      13,952       $     473,782    $      20,616
Cost of sales                                      297,922           206,062             707,621          433,994
                                             --------------    --------------      --------------   --------------

Gross profit (loss)                                 58,549          (192,110)           (233,839)        (413,378)

Selling, general and administrative                639,335            87,465           1,364,154          183,189
Depreciation and amortization                      118,592            28,169             262,119           45,102
                                             --------------    --------------      --------------   --------------

Loss from operations                              (699,378)         (307,744)         (1,860,112)        (641,669)

Interest income                                     53,808             8,513             181,449            8,513
Interest expense                                    (2,596)             (557)             (3,326)            (742)
                                             --------------    --------------      --------------   --------------

Net loss                                     $    (648,166)    $    (299,788)      $  (1,681,989)   $    (633,898)
                                             ==============    ==============      ==============   ==============

Net loss per common share,
      basic and diluted                      $       (0.05)    $       (0.03)      $       (0.14)   $       (0.09)
                                             ==============    ==============      ==============   ==============

Weighted average number of
      shares, basic and diluted                 11,996,586        19,014,242          11,824,103        5,845,150
                                             ==============    ==============      ==============   ==============


See accompanying notes to condensed consolidated financial statements.


                                           Ubrandit.com
                          Condensed Consolidated Statements of Cash Flows
                                           (unaudited)


                                                             Nine Months        Nine Months
                                                                ended              ended
                                                              June 30,            June 30,
                                                                2000                1999
                                                                                 (restated)
                                                           --------------     --------------
Cash flows from operating activities:
   Net loss                                                $  (1,681,989)     $    (633,898)
   Adjustments to reconcile net loss to net cash
     used in operations:
     Depreciation & Amortization                                 262,119             45,102
     Compensation expense related to debt conversion                  -             262,000
     Changes in operating assets and liabilities,
      net of effects of acquisition:
       Accounts receivable                                         6,214               (995)
       Subscription receivable                                    51,000                  -
       Prepaid expenses                                          (39,556)           (19,288)
       Deferred offering costs                                         -              6,000
       Deposits                                                   (5,081)           (11,872)
       Organizational costs                                            -             (1,000)
       Accounts payable                                           87,474             (3,276)
       Accrued expenses                                           45,300             48,030
                                                           --------------     --------------

Net cash used in operating activities                         (1,274,519)          (309,197)
                                                           --------------     --------------

Cash flow from investing activities:
   Purchases of property and equipment                          (121,935)           (90,991)
   Payment for business acquisition                             (195,792)                 -
   Cash acquired in business combination                               -             18,653
                                                           --------------     --------------

Net cash used in investing activities                           (317,727)           (72,338)
                                                           --------------     --------------

Cash flow from financing activities:
   Repayments of capital lease obligations                        (6,045)                 -
   Proceeds from exercise of options                             186,000                  -
   Net proceeds from issuance of common
    stock, net of issuance costs                                       -          1,962,013
                                                           --------------     --------------

Net cash provided by financing activities                        179,955          1,962,013
                                                           --------------     --------------

Increase (decrease) in cash                                   (1,412,291)         1,580,478

Cash, beginning                                                5,613,922              2,400
                                                           --------------     --------------

Cash, ending                                               $   4,201,631      $   1,582,878
                                                           ==============     ==============


See accompanying notes to condensed consolidated financial statements.

                                  Ubrandit.com
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000

NOTE 1.   BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet at June 30, 2000, and the condensed consolidated statements of operations and cash flows for the three and nine months ended June 30, 2000 and three months June 30, 1999 are unaudited and have been prepared by Ubrandit.com (the "Company"), pursuant to the rules and regulations of the Security and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2000 and the results of operations and cash flows for the related interim periods ended June 30, 1999. The results of operations for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000 or any other period.

The accounting policies followed by the Company and other information contained in the notes to the Company's financial statements filed on February 2, 2000 as part of the Company's Transition Report on Form 10-K/A for the nine months ended September 30, 1999. This quarterly report should be read in conjunction with such annual report.

Certain reclassifications have been made to the September 30, 1999 financial statements to be consistent with the June 30, 2000 presentation.

Note 2.  EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share reflect per share amounts that would have resulted from the dilutive potential effect of common stock instruments.

Note 3.  ACQUISITION OF CLICKSMART.COM. INC.

Effective April 30, 2000, the Company acquired certain assets of Clicksmart.com. Inc. pursuant to the terms of an Asset Purchase Agreement. The purchase price of the acquisition included the issuance of 300,000 shares of the Company's common stock, with a fair market value of $1,368,600, and a cash payment of $195,792. The acquisition has been accounted for using the purchase method of accounting and the assets acquired were recorded at their estimated fair values at the date of the acquisition. The cost in excess of the net assets acquired was $1,329,265 which is being amortized on a straight-line basis over the estimated useful life of seven years.

Note 4. OPTIONS TO PURCHASE COMMON STOCK

During the three months ended June 30, 2000, the Company granted options to employees to purchase 72,500 shares of common stock, pursuant to the 1999 Stock Option and Incentive Plan. The exercise prices equal the closing stock price of the Company's common stock at the date of grant which range from $3.75 to $2.75 per share. In addition, pursuant to the terms of an employment agreement, the Company granted options outside the plan to purchase 160,000 shares of common stock at an exercise price of $2.75, which approximates fair market value, and an option to purchase 100,000 shares of common stock under the 2000 Stock Option Plan after shareholder approval is obtained.

Item 2. Management's Discussion and Analysis or Plan of Operations.
        -----------------------------------------------------------

RECENT EVENTS

In April, Ubrandit.com formed the wholly owned subsidiary Ubrandit ISP marking Ubrandit.com's entry into the ISP (Internet Service Provider) business sector. Operating out of our new offices in Salt Lake City, Utah, Ubrandit ISP provides "private labeled" entry into the ISP sector for businesses and affinity groups of virtually any size and scope. For a one-time base setup fee of $12,500, a Ubrandit ISP client is able to operate as a complete Internet access provider via its own unique brand and identity. In addition to the setup fee, Ubrandit.com has the ability to earn revenue on the monthly Internet access services provided to the client for resale to end consumers. The ISP program is exclusively private labeled to each individual client and delivered "turnkey" and "ready for marketing" enabling the client to offer a premier Internet access service to customers in more than 2,800 US and Canadian cities.

Also in the past fiscal quarter Ubrandit.com acquired ClickSmart.com, an Internet content and services company. ClickSmart.com specializes in special interest video and book eCommerce, direct response print marketing, database management, and order processing/fulfillment services to hundreds of leading magazine publishers and content Web sites. Management believes that the combination of the two companies presents many opportunities for enhanced product offerings and online traffic integration and expansion.

On July 10, Ubrandit.com signed an agreement with Citadel Communications Corp. (Nasdaq: CITC), under which the Web properties of 183 Citadel radio stations will utilize Ubrandit.com's eCommerce platform, JungleJeff.com. Under the agreement, all of Citadel's 183 radio station Web properties will be integrated with a transparently branded version of Ubrandit.com's million-plus title music, book, video, and DVD eStore. Ubrandit.com will earn revenue on all sales generated by Citadel's branded eStores.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         REVENUES. The Company's revenues for the three months ended June 30, 2000 were $356,471 as compared to $13,952 for the quarter ended June 30, 1999, an increase of $342,519 or 2,455%. This increase was primarily due to the contribution of 70% of the third quarter revenues by newly acquired Clicksmart.com. Inc.

         GROSS PROFIT (LOSS). The Company recorded a gross profit of $58,549 for the quarter ended June 30, 2000 as compared to a gross loss of $192,110 for the same period in 1999. The increase in gross profit was primarily due to an increase in the Company's overall business in the third quarter and significant revenues from newly acquired Clicksmart.com. Inc. which carries higher gross margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased by 631% to $639,335 for the three months ended June 30, 2000 from $87,465 for the same period in 1999. The increase was primarily due to the Company's continued growth and expansion, increased administrative payroll costs, accounting and legal fees in connection with public company expenses and other expenses associated with running the newly formed ISP division.

         DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended March 31, 2000, depreciation and amortization costs were $118,592, as compared to $28,169 for the same period in 1999. The increase was due to amortization of core technology and goodwill recorded from the acquisition of Clicksmart.com. Inc.

         INTEREST INCOME. For the three months ended June 30, 2000, interest income increased to $53,808 as compared to the interest income of $8,513 for the same period in 1999. The increase in interest income was due to interest earned on increased cash balances received from equity offerings.

         NET LOSS. Net loss for the three months ended June 30, 2000 was $648,166 or 182% of revenues as compared to $299,788 or approximately 2,149% for the same period in 1999. The increase in net loss was primarily due to the Company's overall expansion and increased operating expenses. Net loss as a percentage of revenues decreased by 1,967% primarily due to significant revenues from newly acquired Clicksmart.com. Inc. which carries higher gross margins.

Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

         REVENUES. The Company's revenues for the nine months ended June 30, 2000 were $473,782 as compared to $20,616 for the quarter ended June 30, 1999, an increase of $453,166 or 2,198%. This increase was primarily due to the contribution of 52% of total revenues by newly acquired Clicksmart.com. Inc.

         GROSS PROFIT (LOSS). The Company reported a gross loss of $233,839 for the quarter ended June 30, 2000 as compared to a gross loss of $413,378 for the same period in 1999. The increase in gross profit was primarily due to an increase in the Company's overall business in the third quarter and significant revenues from newly acquired Clicksmart.com. Inc. which carries higher gross margins.

         SELLING, GENERAL AND ADMINISTATIVE EXPENSE. Selling, general and administrative expenses increased from by 645% to $1,364,154 for the nine months ended June 30, 2000 from $183,189 for the same period in 1999. The increase was primarily due to the Company's continued growth and expansion, increased administrative payroll costs, accounting and legal fees in association with Securities and Exchange Commission filings and other expenses associated with running the newly formed ISP division.

         DEPRECIATION AND AMORTIZATION EXPENSE. For the nine months ended June 30, 2000, depreciation and amortization costs were $262,119, as compared to $45,102 for same period in 1999. The increase was due to amortization of core technology and goodwill recorded from the acquisition of Clicksmart.com. Inc.

         INTEREST INCOME. For the nine months ended June 30, 2000, interest income increased to $181,449 as compared to $8,513 for the same period in 1999. The increase in interest income was due to interest earned on increased cash balances received from equity offerings.

         NET LOSS. Net loss for the nine months ended June 30, 2000 was $1,681,989 or approximately 393% of revenues as compared to $633,893 or approximately 3,075% of revenues for the same period in 1999. The increase in net loss was primarily due to the Company's overall expansion and increased operating expenses. Net loss as a percentage of revenues decreased by 2,682% primarily due to significant revenues from newly acquired Clicksmart.com. Inc. which carries higher gross margins.

LIQUIDITY AND CAPITAL RESOURCES

At present, the Company is generating revenue only on a limited basis. The Company's main source of funds has been the sale of the Company's equity securities in private placements. Through June 30, 2000, the Company has issued 9,541,333 shares of its Common Stock for approximately $6,568,659, after deduction of offering expenses. The Company had $4,201,631 in cash at June 30, 2000, the date of its unaudited financial statements for the third quarter of this fiscal year. The Company currently is using these funds mainly to develop and market the Company's destination and branding Web sites, its co-branding and private label technology, and to fund certain ongoing general and administrative expenses. The Company generates revenue on a limited basis from its e-commerce destination site JungleJeff.com, its branded book, music and video store Web sites, and its Internet Service Provider private label program. The Company expects to generate material revenue from operations as the Company's program to increase the market awareness of its branded products continues to build over the next two fiscal quarters. Further, if the Company realizes revenue from branding, advertising, sponsorship fees, and custom programming, said revenue will be subject to all of the risks of a new enterprise in a very competitive industry and may not yield any profit for the Company.

The Company expects that its present cash reserves are sufficient to finance its operating capital requirements at projected rates for a period of approximately 21 months following the filing date of this Quarterly Report. Thereafter, the Company will depend on operating revenue to finance its continuing operations. The Company will also endeavor to secure additional sources of equity or debt financing to satisfy its capital needs. The Company has no commitment at this time for any such additional capital and may be unable to raise the additional capital necessary to support its operations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.
         ----------------------------------------------------------

         The Company does not own financial instruments that are subject to market risk.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

         None.

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         Pursuant to the terms of an Asset Purchase Agreement with Clicksmart.com. in May 2000, the Company issued 200,000 shares to Clicksmart.com, Inc. and 100,000 shares to Digital Courier Technologies, Inc. of its $.001 par value Common Stock valued at $4.56 per share in exchange for the net assets of Clicksmart.com, Inc., a Nevada Corporation in reliance on the exemptions from registration available under Section 4(2) and Regulation D of the Securities Act of 1933.

         Between May and June 2000, the Company issued 129,000 shares of its common stock upon the exercise of certain stock options, at exercise prices ranging from $0.75 to $1.50.

         Between May and June 2000, the Company issued incentive stock options to four employees to purchase an aggregate of 72,500 shares of common stock pursuant to the Company's 1999 Stock Option and Incentive Plan. The options are exercisable at $3.75 to $2.75 per share.

              In June 2000, pursuant to the terms of an employment agreement with Peter Huemiller, the Company granted options not subject to the 1999 Stock Option and Incentive Plan to Mr. Huemiller to purchase 160,000 shares of common stock at an exercise price of $2.75, with 60,000 options to vest on June 1, 2001 and 100,000 shares to vest June 1, 2002. Mr. Huemiller is also to be granted options to purchase 100,000 shares of common stock under the 2000 Stock Option Plan after shareholder approval is obtained with said options to be granted and priced at market at the time of approval of said plan and to vest on June 1, 2002, said options were granted in reliance on the exemptions from registration available pursuant to Section 4(2) and Regulation D of the Securities Act of 1933.


Item 3.  Defaults upon Senior Securities.
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.

Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (1)     Exhibits:

                 Reference is made to the Exhibit Index.

         (2)     Reports on Form 8-K:

                 The Company filed a report on Form 8-K on May 30, 2000 to report the change in registrant's certifying accountant.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Registrant:

                             UBRANDIT.COM


Dated:  August 21, 2000  By       /s/ Jeff Phillips
                             -------------------------
                                 Jeff Phillips
                                 President, CEO, Chairman


Dated:  August 21, 2000   By       /s/ Roger C. Royce
                             -------------------------
                                  Roger C. Royce
                                  Chief Operating Officer

                                  EXHIBIT INDEX

Exhibit
   No.                           Description of Exhibits
-------                          -----------------------

2.1 Agreement and Plan of Reorganization for the Acquisition of all of the Outstanding Shares of Common Stock of Global Investors Guide by Ubrandit.com (1)
3.1      Ubrandit.com Articles of Incorporation and amendments (1)
3.2      Ubrandit.com By-laws (1)
3.3      Registrant's Restated Bylaws (2)
4.1      Specimen of Common Stock Certificate (2)
10.1     1999 Stock Option and Incentive Plan (1)
10.2     Form of Incentive Stock Option Agreement (1)
10.3     Form of Non-Statutory Stock Option Agreement (1)
10.4 Information Distribution Agreement with S&P Comstock dated as of January 16, 1998 (1)
10.5 Database License Agreement with Baker & Taylor, Inc. dated as of January 1, 1999 (1)
10.6 Computer Software License Agreement with Townsend Analytics, dated April 21, 1998 (1)
10.7     License Agreement with Muze Inc. [undated] (1)
10.8 Agreement with Communications Corporations of America, dated April 3, 2000 (3)
10.9     Agreement with White Knight Broadcasting, dated April 20,2000 (3)
10.10    Agreement with Clicksmart.com, Inc., dated effective May 4, 2000.*
10.11    Agreement with Citadel Broadcasting Company, dated July 1, 2000.*
11.1 Statement of Computation of per share earnings (reference is made to the Statement of Operations included in the Financial Statements filed herewith
21.1 Subsidiary of Registrant Global Investment Guide, Inc. Articles of Incorporation (1)
21.2     Subsidiary of Registrant Global Investment Guide, Inc. By-laws (1)
27.1     Financial Data Schedule *

------------------
*        Filed herewith.
(1) Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form 10.
(2) Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form 8-A.
(3) Previously filed with the Securities and Exchange Commission on the Company's Fiscal 2000 2nd Quarter Report on Form 10-Q.