Form 10-Q/A
period 2000-06-30
UBRANDIT COM
filed 2000-08-23
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-Q/A


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

         This Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the nine-month period ended June 30, 2000 filed with the Securities and Exchange Commission on August 21, 2000 ("Form 10-Q") for the purpose of making amendments to (1) the Condensed Consolidated Statement of Operations (with respect to the 1999 average weighted shares outstanding and the earnings per share), (2) Note 1 Basis of Presentation and (3) Management Discussion and Analysis with respect to the description of the net loss for the nine months ended June 30, 2000.

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


                                                      Ubrandit.com
                                     Condensed Consolidated Statements of Operations
                                                      (unaudited)


                                              Three months      Three months         Nine months      Nine months
                                                  ended             ended               ended            ended
                                                June 30,          June 30,             June 30,         June 30,
                                                  2000              1999                 2000             1999
                                                                 (restated)                            (restated)
                                             --------------    --------------      --------------   --------------
Revenues                                     $     356,471     $      13,952       $     473,782    $      20,616
Cost of sales                                      297,922           206,062             707,621          433,994
                                             --------------    --------------      --------------   --------------

Gross profit (loss)                                 58,549          (192,110)           (233,839)        (413,378)

Selling, general and administrative                639,335            87,465           1,364,154          183,189
Depreciation and amortization                      118,592            28,169             262,119           45,102
                                             --------------    --------------      --------------   --------------

Loss from operations                              (699,378)         (307,744)         (1,860,112)        (641,669)

Interest income                                     53,808             8,513             181,449            8,513
Interest expense                                    (2,596)             (557)             (3,326)            (742)
                                             --------------    --------------      --------------   --------------

Net loss                                     $    (648,166)    $    (299,788)      $  (1,681,989)   $    (633,898)
                                             ==============    ==============      ==============   ==============

Net loss per common share,
      basic and diluted                      $       (0.05)    $       (0.03)      $       (0.14)   $       (0.11)
                                             ==============    ==============      ==============   ==============

Weighted average number of
      shares, basic and diluted                 11,996,586        10,014,242          11,824,103        5,845,150
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

                                  Ubrandit.com
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000

NOTE 1.   BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet at June 30, 2000, and the condensed consolidated statements of operations and cash flows for the three and nine months ended June 30, 2000 and 1999 are unaudited and have been prepared by Ubrandit.com (the "Company"), pursuant to the rules and regulations of the Security and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2000 and the results of operations and cash flows for the related interim periods ended June 30, 1999. The results of operations for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000 or any other period.

The accounting policies followed by the Company and other information contained in the notes to the Company's financial statements filed on February 2, 2000 as part of the Company's Transition Report on Form 10-K/A for the nine months ended September 30, 1999. This quarterly report should be read in conjunction with such transition report.

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

         NET LOSS. Net loss for the nine months ended June 30, 2000 was $1,681,989 or approximately 355% of revenues as compared to $633,898 or approximately 3,075% of revenues for the same period in 1999. The increase in net loss was primarily due to the Company's overall expansion and increased operating expenses. Net loss as a percentage of revenues decreased by 2,682% primarily due to significant revenues from newly acquired Clicksmart.com. Inc. which carries higher gross margins.

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