Form 10-Q/A
period 2000-03-31
UBRANDIT COM
filed 2000-10-11
CIK 1082384

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


This Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed as Amendment No. 1 to the Registrant's Quarterly Report on form 10-Q for the six-month period ended March 31, 2000 filed with the Securities and Exchange Commission on May 15, 2000 ("Form 10-Q") for the purpose of making amendments to the (1) Consolidated Statements of Operations for the three and six month periods ended March 31, 1999, (2) Consolidated Statement of Cash Flows for the six month period ended March 31, 1999, and (3) Management Discussion and Analysis with respect to references to line items from the Consolidated Statements of Operations, for the three and six month periods ended March 31, 1999.

                                  UBRANDIT.COM

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
        Consolidated Balance Sheets at September 30, 1999 (restated) and
            March 31, 2000 (unaudited)                                         3
        Consolidated Statement of Operations for the Three and Six Months
            Ended March 31, 1999 (restated) (unaudited) and the Three and
            Six Months Ended March 31, 2000 (unaudited)                        4
        Consolidated Statements of Cash Flows for the Six Months
            Ended March 31, 1999 (restated) (unaudited) and the
            Six Months Ended March 31, 2000 (unaudited)                        5
        Notes to Consolidated Financial Statements                             6
Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              7
Item 3. Quantitative and Qualitative Disclosure About Market Risk              9
PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                     10
Item 2. Changes in Securities and Use of Proceeds                             10
Item 3. Defaults Upon Senior Securities                                       10
Item 4. Submission of Matters to a Vote of Security Holders                   10
Item 5. Other Information                                                     10
Item 6. Exhibits and Reports on Form 8-K                                      10
Signatures                                                                    11
Index to Exhibits                                                             12

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


                                               Ubrandit.com and subsidiary
                                          Consolidated Statements of Operations
                                                      (unaudited)


                                                       Three months                        Six months
                                                          ended          Three months        ended           Six months
                                                        March 31,           ended           March 31,          ended
                                                           1999           March 31,           1999            March 31,
                                                       (restated)            2000          (restated)           2000
                                                    ----------------  ----------------  ----------------   ----------------
Revenue                                             $         2,049   $        84,600   $         2,049    $       117,311
                                                    ----------------  ----------------  ----------------   ----------------

Expenses:
  Direct operating                                                -           241,774                 -            409,699
  Sales, general and administrative                          71,402           463,351            71,402            724,819
  Depreciation and amortization                               5,936            74,914             5,996            143,527
                                                    ----------------  ----------------  ----------------   ----------------
    Total operating expenses                                 77,338           780,039            77,398          1,278,045
                                                    ----------------  ----------------  ----------------   ----------------

Operating (loss)                                            (75,289)         (695,439)          (75,349)        (1,160,734)

Other income (expense):
  Interest income                                                 -            61,018                 -            127,641
  Interest expense                                             (742)             (347)             (742)              (730)
                                                    ----------------  ----------------  ----------------   ----------------
                                                               (742)           60,671              (742)           126,911
                                                    ----------------  ----------------  ----------------   ----------------


Net (loss)                                          $       (76,031)  $      (634,768)  $       (76,091)   $    (1,033,823)
                                                    ================  ================  ================   ================

Per share information:
   Weighted average shares
    outstanding - basic and diluted                       6,907,956        11,738,333         3,870,967         11,738,333
                                                    ================  ================  ================   ================

 Net (loss) per common share - basic
  and diluted                                       $         (0.01)  $         (0.05)  $         (0.02)   $         (0.09)
                                                    ================  ================  ================   ================

                              See accompanying notes to consolidated financial statements.


                           Ubrandit.com and subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                             Six months
                                                               ended          Six months
                                                             March 31,          ended
                                                                1999          March 31,
                                                            (restated)           2000
                                                         ---------------  ---------------
Cash flows from operating activities:
Net (loss)                                                 $    (76,091)    $ (1,033,823)
                                                         ---------------  ---------------
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                   5,996          143,527
 Changes in assets and liabilities:                                   -                -
  (Increase) in accounts receivable                              (5,697)            (910)
  Decrease in subscription receivable                                 -           51,000
  (Increase) in employee advances                                  (150)               -
  (Increase) decrease in prepaid expenses                        (1,662)          20,750
  (Increase) in deferred offering costs                          (5,000)               -
  (Increase) in deposits                                           (237)            (150)
  (Increase) in organizational costs                               (870)               -
  Increase in accounts payable                                        -           64,852
  Increase (decrease) in accrued expenses                      (105,639)          (1,596)
  Increase in due to stockholder                                  4,990                -
  Increase (decrease) in payroll taxes payable                   11,489             (357)
  Increase in accrued interest                                   14,251                -
                                                         ---------------  ---------------
      Total adjustments                                         (82,529)         277,116
                                                         ---------------  ---------------
      Net cash used in operating activities                    (158,620)        (756,707)
                                                         ---------------  ---------------

Cash flows from investing activities:
  Purchase of fixed assets                                      (23,168)        (119,590)
  Proceeds from related party                                   100,000                -
                                                         ---------------  ---------------

     Net cash provided by (used in) investing activities         76,832         (119,590)
                                                         ---------------  ---------------

Cash flows from financing activities:
  Repayments of capital lease obligations                             -           (2,494)
  Net proceeds from issuance of common
   stock, net of issuance costs                                 975,400                -
                                                         ---------------  ---------------
     Net cash provided by (used in)
      financing activities                                      975,400           (2,494)
                                                         ---------------  ---------------

Net increase (decrease) in cash                                 893,612         (878,791)

Cash, beginning                                                  47,954        5,613,922
                                                         ---------------  ---------------

Cash, ending                                             $      941,566   $    4,735,131
                                                         ===============  ===============

Supplemental cash flow information:
  Cash paid for interest                                 $            -   $          730
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

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         Consolidated revenues for the three months ended March 31, 2000 of $84,600 were 4,029% higher as compared to $2,049 for the period ended March 31, 1999. Approximately 94% of the revenue for the three months ended March 31, 2000, was generated from newly commenced sales on the JungleJeff.com and branded e-commerce websites and the renting of marketing lists generated the remaining portion.

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

         Sales, general and administrative expenses increased from $71,402 for the three months ended March 31, 1999 to $463,351 for the three months ended March 31, 2000. The increase was primarily due to the following factors: accounting and legal fees associated with filings with the Securities and Exchange Commission of $73,600, marketing expenses of $63,700, travel expenses of $45,400, research and development costs of $43,100, listing expenses with the American Stock Exchange of $42,500, insurance expenses of $32,800, rent expense of $31,800, administrative payroll of $21,300, internet service providers expense of $18,400, office expenses of $15,900, expense of $8,800 to facilitate fair and timely dissemination of press releases, and business fees of $7,300.

         For the three months ended March 31, 2000, depreciation and amortization costs were $74,914, as compared to $5,936 for the period ended March 31, 1999. The increase was due to amortization of core technology and goodwill recorded from the acquisition of Global Investors Guide on March 11, 1999, and depreciation of certain fixed assets.

         In sum, revenue less operating expenses resulted in an operating loss of $695,439 for the three months ended March 31, 2000, as compared to an operating loss of $75,289 for the period ended March 31, 1999.

         Interest expense for the three months ended March 31, 2000 was $347, as compared to $742 for the period ended March 31, 1999. This expense related to interest paid on an equipment lease. The prior period interest expense was paid on debt that was paid off entirely.

         For the three months ended March 31, 2000, interest income increased $61,108 as compared to no interest income for the period ended March 31, 1999. The increase in interest income was due to interest earned on cash balances received from the equity offerings.

Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 1999

         Consolidated revenues for the six months ended March 31, 2000 of $117,311 were 5,625% higher compared to $2,049 in revenues for the corresponding period in 1999. Approximately 87% of the revenue for the six months ended March 31, 2000, was generated from newly commenced sales on the JungleJeff.com and branded e-commerce websites and the renting of marketing lists generated the remaining portion.

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

         Sales, general and administrative expenses increased from $71,402 for the six months ended March 31, 1999 to $724,819 for the six months ended March 31, 2000. The increase was primarily due to the following factors: accounting and legal fees associated with filings with the Securities and Exchange Commission of $145,500, marketing expenses of $89,600, rent expense of $67,400, travel expenses of $61,800, research and development costs of $48,300, administrative payroll of $42,600, listing expenses with the American Stock Exchange of $42,500, insurance expenses of $41,900, internet service providers expense of $31,800, office expenses of $24,300, business fees of $17,900, and expense of $14,700 to facilitate fair and timely dissemination of press releases.

         For the six months ended March 31, 2000, depreciation and amortization costs were $143,527, as compared to $5,996 for the period ended March 31, 1999. The increase was due to amortization of core technology and goodwill recorded from the acquisition of Global Investors Guide on March 11, 1999, and depreciation of certain fixed assets.

         In sum, revenue less operating expenses resulted in an operating loss of $1,160,734 for the six months ended March 31, 2000, as compared to an operating loss of $75,349 for the period ended March 31, 1999.

         Interest expense for the six months ended March 31, 2000 was $730, as compared to $742 for the period ended March 31, 1999. This expense related to interest paid on an equipment lease. The prior period interest expense was paid on debt that was paid off entirely.

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