Form 10-Q/A
period 2000-06-30
UBRANDIT COM
filed 2000-10-11
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 2 to
                                   FORM 10-Q/A


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

         This Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed as Amendment No. 2 to the Registrant's Quarterly Report on Form 10-Q for the nine-month period ended June 30, 2000 filed with the Securities and Exchange Commission on August 21, 2000 ("Form 10-Q") for the purpose of making amendments to (1) the Condensed Consolidated Balance Sheet as of June 30, 2000, and corresponding changes to Note 3 and Management's Discussion and Analysis and the Statements of Operations for the three and nine month periods ended June 30, 2000 to reflect an adjustment to the purchase price of Clicksmart.com, Inc. and
(2) the Condensed Consolidated Statement of Operations for the three month period ended June 30, 1999 and corresponding changes to Management's Discussion and Analysis to reflect the effects of the amendment to Form 10-Q originallay filed on May 15, 2000 with the Securities and Exchange Commission for the three and six month periods ended March 31, 1999.

                                  UBRANDIT.COM

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1. Financial Statements
        Condensed Consolidated Balance Sheets at June 30, 2000 (restated)
            and September 30, 1999 (restated)                                  3
        Condensed Consolidated Statement of Operations for the nine months ended June 30, 2000 (restated) and June 30, 1999
            (restated)                                                         4
        Condensed Consolidated Statement of Operations for the three months ended June 30, 2000 (restated) and June 30, 1999
            (restated)                                                         4
        Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2000 (restated) and June 30, 1999
            (restated)                                                         5
        Notes to Condensed Consolidated Financial Statements                   6
Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              7
Item 3. Quantitative and Qualitative Disclosure About Market Risk              9


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                     10
Item 2. Changes in Securities and Use of Proceeds                             10
Item 3. Defaults Upon Senior Securities                                       10
Item 4. Submission of Matters to a Vote of Security Holders                   10
Item 5. Other Information                                                     10
Item 6. Exhibits and Reports on Form 8-K                                      10
Signatures                                                                    11
Exhibit Index                                                                 12

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         ---------------------

                                         Ubrandit.com
                            Condensed Consolidated Balance Sheets



                                                                    June 30,
                                                                      2000           September 30,
                                                                  (restated)             1999
                                                                  (unaudited)         (restated)
                                                                 ---------------    ---------------
                                  ASSETS
Current Assets
      Cash                                                       $    4,201,631     $    5,613,922
      Accounts receivable                                                 1,076              7,290
      Prepaid expenses                                                   60,306             20,750
      Deposits                                                           47,700             11,872
      Inventory                                                          49,540                  -
                                                                 ---------------    ---------------
           Total current assets                                       4,360,253          5,653,834

Other Assets
      Property and equipment, net                                       407,252            150,567
      Core technology, net                                              385,540            456,790
      Goodwill, net                                                   1,384,747            594,354
                                                                 ---------------    ---------------
                                                                 $    6,537,792     $    6,855,545
                                                                 ===============    ===============


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                           $      133,055     $       53,188
      Accrued expenses                                                   72,231             18,214
      Current portion of lease payable                                   16,926              5,129
                                                                 ---------------    ---------------
           Total current liabilities                                    222,212             76,531

Other Liabilities
      Leases payable, net of current portion                             31,956              8,859

Stockholders' equity
      Common stock, $0.001 par value,
        25,000,000 shares authorized;
        12,167,333 shares issued and outstanding                         12,167             11,738
      Additional paid in capital                                      8,980,333          7,857,262
      Subscription receivable                                                 -            (51,000)
      Accumulated deficit                                            (2,708,876)        (1,047,845)
                                                                 ---------------    ---------------
           Total stockholders equity                                  6,283,624          6,770,155
                                                                 ---------------    ---------------

                                                                 $    6,537,792     $    6,855,545
                                                                 ===============    ===============

See accompanying notes to condensed consolidated financial statements.


                                                      Ubrandit.com
                                     Condensed Consolidated Statements of Operations
                                                      (unaudited)


                                              Three months      Three months         Nine months      Nine months
                                                  ended             ended               ended            ended
                                                June 30,          June 30,             June 30,         June 30,
                                                  2000              1999                 2000             1999
                                               (restated)        (restated)           (restated)       (restated)
                                             --------------    --------------      --------------   --------------
Revenues                                     $     356,471     $      18,567       $     473,782    $      20,616
Cost of sales                                      297,922           433,994             707,621          433,994
                                             --------------    --------------      --------------   --------------

Gross profit (loss)                                 58,549          (415,427)           (233,839)        (413,378)

Selling, general and administrative                639,335           111,787           1,364,154          183,189
Depreciation and amortization                       97,634            39,106             241,161           45,102
                                             --------------    --------------      --------------   --------------

Loss from operations                              (678,420)         (566,320)         (1,839,154)        (641,669)

Interest income                                     53,808             8,513             181,449            8,513
Interest expense                                    (2,596)                0              (3,326)            (742)
                                             --------------    --------------      --------------   --------------

Net loss                                     $    (627,208)    $    (557,807)      $  (1,661,031)   $    (633,898)
                                             ==============    ==============      ==============   ==============

Net loss per common share,
      basic and diluted                      $       (0.05)    $       (0.06)      $       (0.14)   $       (0.11)
                                             ==============    ==============      ==============   ==============

Weighted average number of
      shares, basic and diluted                 11,930,652        10,014,242          11,802,205        5,845,150
                                             ==============    ==============      ==============   ==============

See accompanying notes to condensed consolidated financial statements.


                                           Ubrandit.com
                          Condensed Consolidated Statements of Cash Flows
                                           (unaudited)


                                                             Nine Months        Nine Months
                                                                ended              ended
                                                              June 30,            June 30,
                                                                2000                1999
                                                             (restated)          (restated)
                                                           --------------     --------------
Cash flows from operating activities:
   Net loss                                                $  (1,661,031)     $    (633,898)
   Adjustments to reconcile net loss to net cash
     used in operations:
     Depreciation & Amortization                                 241,161             45,102
     Compensation expense related to debt conversion                  -             262,000
     Changes in operating assets and liabilities,
      net of effects of acquisition:
       Accounts receivable                                         6,214               (995)
       Subscription receivable                                    51,000                  -
       Prepaid expenses                                          (39,556)           (19,288)
       Deferred offering costs                                         -              6,000
       Deposits                                                   (5,081)           (11,872)
       Organizational costs                                            -             (1,000)
       Accounts payable                                           87,474             (3,276)
       Accrued expenses                                           45,300             48,030
                                                           --------------     --------------
Net cash used in operating activities                         (1,274,519)          (309,197)
                                                           --------------     --------------

Cash flow from investing activities:
   Purchases of property and equipment                          (121,935)           (90,991)
   Payment for business acquisition                             (195,792)                 -
   Cash acquired in business combination                               -             18,653
                                                           --------------     --------------

Net cash used in investing activities                           (317,727)           (72,338)
                                                           --------------     --------------

Cash flow from financing activities:
   Repayments of capital lease obligations                        (6,045)                 -
   Proceeds from exercise of options                             186,000                  -
   Net proceeds from issuance of common
    stock, net of issuance costs                                       -          1,962,013
                                                           --------------     --------------

Net cash provided by financing activities                        179,955          1,962,013
                                                           --------------     --------------

Increase (decrease) in cash                                   (1,412,291)         1,580,478

Cash, beginning                                                5,613,922              2,400
                                                           --------------     --------------

Cash, ending                                               $   4,201,631      $   1,582,878
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

Note 3.  ACQUISITION OF CLICKSMART.COM. INC.

Effective April 30, 2000, the Company acquired certain assets of Clicksmart.com. Inc. pursuant to the terms of an Asset Purchase Agreement. The purchase price of the acquisition included the issuance of 300,000 shares of the Company's common stock, with a fair market value of $937,500, and a cash payment of $195,792.
The acquisition has been accounted for using the purchase method of accounting and the assets acquired were recorded at their estimated fair values at the date of the acquisition. The cost in excess of the net assets acquired was $898,165 which is being amortized on a straight-line basis over the estimated useful life of seven years.

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

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         REVENUES. The Company's revenues for the three months ended June 30, 2000 were $356,471 as compared to $18,567 for the quarter ended June 30, 1999, an increase of $337,904 or 1,820%. This increase was primarily due to the contribution of 70% of the third quarter revenues by newly acquired Clicksmart.com. Inc.

         GROSS PROFIT (LOSS). The Company recorded a gross profit of $58,549 for the quarter ended June 30, 2000 as compared to a gross loss of $415,427 for the same period in 1999. The increase in gross profit was primarily due to an increase in the Company's overall business in the third quarter and significant revenues from newly acquired Clicksmart.com. Inc. which carries higher gross margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased by 472% to $639,335 for the three months ended June 30, 2000 from $111,787 for the same period in 1999. The increase was primarily due to the Company's continued growth and expansion, increased administrative payroll costs, accounting and legal fees in connection with public company expenses and other expenses associated with running the newly formed ISP division.

         DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended March 31, 2000, depreciation and amortization costs were $97,634, as compared to $39,106 for the same period in 1999. The increase was due to amortization of core technology and goodwill recorded from the acquisition of Clicksmart.com. Inc.

         INTEREST INCOME. For the three months ended June 30, 2000, interest income increased to $53,808 as compared to the interest income of $8,513 for the same period in 1999. The increase in interest income was due to interest earned on increased cash balances received from equity offerings.

         NET LOSS. Net loss for the three months ended June 30, 2000 was $627,208 or 176% of revenues as compared to $557,807 or approximately 3,004% for the same period in 1999. The increase in net loss was primarily due to the Company's overall expansion and increased operating expenses. Net loss as a percentage of revenues decreased by 2,828% primarily due to significant revenues from newly acquired Clicksmart.com. Inc. which carries higher gross margins.

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

         SELLING, GENERAL AND ADMINISTATIVE EXPENSE. Selling, general and administrative expenses increased by 645% to $1,364,154 for the nine months ended June 30, 2000 from $183,189 for the same period in 1999. The increase was primarily due to the Company's continued growth and expansion, increased administrative payroll costs, accounting and legal fees in association with Securities and Exchange Commission filings and other expenses associated with running the newly formed ISP division.

         DEPRECIATION AND AMORTIZATION EXPENSE. For the nine months ended June 30, 2000, depreciation and amortization costs were $241,161, as compared to $45,102 for same period in 1999. The increase was due to amortization of core technology and goodwill recorded from the acquisition of Clicksmart.com. Inc.

         INTEREST INCOME. For the nine months ended June 30, 2000, interest income increased to $181,449 as compared to $8,513 for the same period in 1999. The increase in interest income was due to interest earned on increased cash balances received from equity offerings.

         NET LOSS. Net loss for the nine months ended June 30, 2000 was $1,661,031 or approximately 351% of revenues as compared to $633,898 or approximately 3,075% of revenues for the same period in 1999. The increase in net loss was primarily due to the Company's overall expansion and increased operating expenses. Net loss as a percentage of revenues decreased by 2,724% primarily due to significant revenues from newly acquired Clicksmart.com. Inc. which carries higher gross margins.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

         None.

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         Pursuant to the terms of an Asset Purchase Agreement with Clicksmart.com. in May 2000, the Company issued 200,000 shares to Clicksmart.com, Inc. and 100,000 shares to Digital Courier Technologies, Inc. of its $.001 par value Common Stock valued at $3.125 per share in exchange for the net assets of Clicksmart.com, Inc., a Nevada Corporation in reliance on the exemptions from registration available under Section 4(2) and Regulation D of the Securities Act of 1933.

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

                             UBRANDIT.COM


Dated:  August 21, 2000  By       /s/ Jeff Phillips
                             -------------------------
                                 Jeff Phillips
                                 President, CEO, Chairman


Dated:  August 21, 2000   By       /s/ Roger C. Royce
                             -------------------------
                                  Roger C. Royce
                                  Chief Operating Officer

                                  EXHIBIT INDEX

Exhibit
   No.                           Description of Exhibits
-------                          -----------------------

2.1 Agreement and Plan of Reorganization for the Acquisition of all of the Outstanding Shares of Common Stock of Global Investors Guide by Ubrandit.com (1)
3.1      Ubrandit.com Articles of Incorporation and amendments (1)
3.2      Ubrandit.com By-laws (1)
3.3      Registrant's Restated Bylaws (2)
4.1      Specimen of Common Stock Certificate (2)
10.1     1999 Stock Option and Incentive Plan (1)
10.2     Form of Incentive Stock Option Agreement (1)
10.3     Form of Non-Statutory Stock Option Agreement (1)
10.4 Information Distribution Agreement with S&P Comstock dated as of January 16, 1998 (1)
10.5 Database License Agreement with Baker & Taylor, Inc. dated as of January 1, 1999 (1)
10.6 Computer Software License Agreement with Townsend Analytics, dated April 21, 1998 (1)
10.7     License Agreement with Muze Inc. [undated] (1)
10.8 Agreement with Communications Corporations of America, dated April 3, 2000 (3)
10.9     Agreement with White Knight Broadcasting, dated April 20,2000 (3)
10.10    Agreement with Clicksmart.com, Inc., dated effective May 24, 2000.*
10.11    Agreement with Citadel Broadcasting Company, dated July 1, 2000.*
11.1 Statement of Computation of per share earnings (reference is made to the Statement of Operations included in the Financial Statements filed herewith
21.1 Subsidiary of Registrant Global Investment Guide, Inc. Articles of Incorporation (1)
21.2     Subsidiary of Registrant Global Investment Guide, Inc. By-laws (1)
27.1     Financial Data Schedule *

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