Form 10-K
period 2000-09-30
UBRANDIT COM
filed 2001-01-03
CIK 1082384

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K


[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


                 FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2000
                        COMMISSION FILE NUMBER 000-26799

                                       OR

[ ] Transition Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from _____________ to
         _____________



                                  UBRANDIT.COM
             (Exact name of Registrant as specified in its charter)

         NEVADA                                                   87-0381646
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

6405 MIRA MESA BLVD., SUITE 100, SAN DIEGO, CA                        92121
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

                                 YES [X] NO [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of November 30, 2000, was $9,900,425 based on the number of shares outstanding on such date and the last sale price for the common stock on such date of $0.9375 per share as reported on the American Stock Exchange.

         The number of shares of Common Stock issued and outstanding as of November 30, 2000 was 12,167,333.



                                  UBRANDIT.COM

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                            PAGE
PART I.......................................................................................................1
         ITEM 1 - BUSINESS...................................................................................2
         ITEM 2 - PROPERTIES................................................................................14
         ITEM 3 - LEGAL PROCEEDINGS.........................................................................15
         ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.........................................16
PART II.....................................................................................................17
         ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.....................17
         ITEM 6 - SELECTED FINANCIAL DATA...................................................................18
         ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS.............20
         ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................24
         ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................25
         ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......26
PART III....................................................................................................27
         ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................27
         ITEM 11 - EXECUTIVE COMPENSATION...................................................................31
         ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................36
         ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................37
PART IV.....................................................................................................39
         ITEM 14 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.......................39


                                     PART I

DEFINED TERMS

         This Annual Report on Form 10-K (this "Annual Report") includes a number of capitalized terms that are commonly used in the Internet industry. Such capitalized terms have the definitions assigned to them in the text below.

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. We use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussion includes forward-looking statements regarding expectations of future profitability of our business, gross margin, improvement in operating loss and sales, all of which are inherently difficult to predict. Actual results could differ significantly for a variety of reasons, including the accessibility to additional capital, the rate of growth and consumer acceptance of the Internet and online commerce, the amount that the Company invests in new business opportunities and the timing of those investments, customer spending patterns, the mix of products sold to customers, the mix of revenues derived from product sales as compared to services, and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties, could cause the Company's actual results to differ significantly from management's expectations

ITEM 1 - BUSINESS
-----------------

OVERVIEW

         Ubrandit.com, a Nevada corporation (together with its subsidiaries, the "Company" or "Ubrandit"), is an enterprise engaged in the development of specialty Web sites and other online related services and products. Our primary focus is the "branding" (private labeling) of our destination financial and e-commerce sites on the World Wide Web to the existing Web sites of companies desiring to drive traffic and encourage repeat visitors to their respective sites. "Private labeling" or "branding" means that when the Company creates content for a client's Web site, the content (or Web pages) will contain the client company's name, logo, and navigation buttons, and will not include information about Ubrandit.com. We believe that branded content provides more credibility to a client's Web site than a linked component, which directs all of the credit to the company that created the content. The Company believes that its specialty Web sites will be less costly than in-house developed Web sites. While in-house developed Web sites may better reflect the content desired by the developer, the Company attempts to provide desirable content and offers other advantages. The Company offers e-commerce and customized "sticky" content solutions to customers at affordable prices. These solutions are costly to develop in-house. The Company has initially focused on providing brandable turnkey systems in the areas of financial information, e-commerce and Internet Service Provider, ISP.

         The Company offers online products and services through its on line e-commerce and financial services destination sites. The Company offers four primary products and services:

         o Junglejeff.com - Became operational for branding in September 1999, www.junglejeff.com is one of the Company's e-commerce sites that offers over 1,000,000 titles of books, music CDs and tapes, and movie videos and DVDs to online purchasers.

         o Stockstudy.com - Became operational for branding in March 1999, www.stockstudy.com is a comprehensive financial site that provides Web users with an extensive array of valuable features, including: stock quotes, personal portfolio management, mutual fund data, news releases, and exclusive editorial content.

         o Clicksmart.com - Acquired in April 2000, www.clicksmart.com is one of the Company's e-commerce sites that provides specialty interest books and videos to online purchasers and toll-free telephone purchasers.

         o Ubrandit ISP - Formed in April 2000, Ubrandit ISP provides businesses, affinity groups and individuals, with a brandable Internet service provider, or ISP, portal service. Ubrandit ISP enables clients to offer Internet access through their own brand and identity. Ubrandit ISP operates Bigramp.com, which is a demonstration site for potential clients' brandable ISPs.

         The Company was incorporated on December 19, 1997, in the State of Nevada under the name of Mount Merlot Estates, Inc. In January 1999, the Company changed its name to Virtual Brand, Inc. In February 1999, the Company changed its name a second time to Ubrandit.com. The Company raised operating capital through the sale of equity securities, which the Company used to recruit and organize management, and to finance the initial costs associated with corporate strategic planning and development. Other than the combined operations of the Company noted above, the Company has not conducted significant operations as of the date of filing of this Annual Report. The Company's principal corporate offices are located at 6405 Mira Mesa Boulevard, Suite 100, San Diego, CA 92121. Its telephone number is (858) 350-9566.

RECENT DEVELOPMENTS

         ACQUISITION OF CLICKSMART.COM. In the third fiscal quarter of 2000, Ubrandit.com acquired ClickSmart.com, an Internet content and services company. ClickSmart.com specializes in special interest video and book eCommerce, direct response print marketing, database management, and order processing/fulfillment services to hundreds of leading magazine publishers and content Web sites. Management believes that the combination of the two companies presents many opportunities for enhanced product offerings and online traffic integration and expansion.

         PROPOSED ACQUISITION OF MINDTRONICS CORPORATION. In November 2000, the Company entered into a definitive Agreement and Plan of Merger with Mindtronics Corporation, under which the Company expects to acquire all of the outstanding shares of capital stock of Mindtronics in exchange for 12,500,000 shares of the Company's Common Stock. Mindtronics is a development stage technology development company that has proprietary technology and products relating to the Internet, including a Internet search engine, software for coordinating communications among network computers and others. The acquisition is subject to the approval of the stockholders and the satisfaction of a number of other conditions. The Company can provide no guarantee or assurances that it will complete the acquisition as planned or that, if completed, the Company will be able to integrate successfully its operations with the operations of Mindtronics. With respect to the planned acquisition of Mindtronics Corporation, the Company's Chairman of the Board of Directors and Chief Operating Officer owns 1,000,000 shares (approximately 10% as of September 30, 2000) of Mindronics' common stock.

BRANDABLE WEB SITE BUSINESS

         The Company's primarily business of developing brandable Web sites commenced with its acquisition of Global Investors Guide in March 1999. Global Investors Guide developed www.stockstudy.com. which provides online investors with targeted content, including, but not limited to: stock quotes, personal portfolio management, charting, mutual fund data, news releases, public company Web site listings, an automated investor relations package request system, and financial editorial content. The branding technology developed by Global Investors Guide and by its former personnel now employed by Ubrandit.com has become the principal technologies of the Company. The Company has continued the development of the branding and private labeling technology.

         BUSINESS OBJECTIVES. The Company's business strategy is to offer brandable Web modules to other Web sites. The Company generates revenues through advertising, sales and sponsorship payments on its brandable e-commerce site and destination financial sites on the World Wide Web. The Company expects that companies with existing Web sites desiring to drive traffic and encourage repeat visitors to their respective sites will brand the Ubrandit.com's destination sites thereby increasing Ubrandit.com's e-commerce sales, the value of its advertising space, and sponsorship revenue. The Company's key objectives for the brandable Web site business are:

         (1)      Market and sell its existing brandable Web sites;

         (2)      Continually improve and update the content on these sites;

         (3) Upgrade branding technology and support systems to permit large-scale branding of sites;

         (4) Increase revenue generated by the advertising space available on both the Company's Web site and branded sites; and

         (5) Increase the number of customers utilizing the custom Web site design and programming.

         The Company's principal business objective is to provide "private labeled" and "branded" financial and e-commerce Web-based systems to the Internet. "Private labeling" or "branding" means that when the Company creates content for a client's Web site, the content (or Web pages) will contain the client company's name, logo, and navigation buttons, and will include very minimal information about Ubrandit.com. or its affiliates. The goal of one of the Company's branded sites is to have it appear to be part of the client's Web site and to have the Web user believe that he or she has not left the clients site when accessing the content available on the private labeled site. The Company believes that the content provided by branded sites will provide Web users with significant incentives to visit and remain at the client's Web site enabling the client to have an increased Web presence. Branded content is different than content assessable by "linking." Usually linking occurs when a Web user accesses a link and is sent to a different and distinct site where the company that created the content is located. After visiting the different site the Web user has little incentive to return to the originating site where the link was found when desiring to access that specific content again.

         The Company's current focus is on providing branded turnkey systems for three segments of the Internet, financial information, e-commerce and brandable ISP packages. Through technology developed by Global Investors Guide and through the development of and purchase of other Web content, it is the Company's plan to develop valuable "sticky" technology (content and systems which hold traffic at Web sites) that will enable the generation of income through commission-based programs and advertisement. All sales are paid by credit card. The Company has engaged Bank of America as the credit card facilitator and Cybercash, Inc. as the third party credit card authorization agent.

         The barriers of entry into developing an internet business are relatively minor. The costs to obtain and maintain traffic to sustain this business can be significant. The development of a Web site requires a relatively small cost in time and capital for a simple design. More complex sites, including especially e-commerce solutions, are much more time consuming and capital intensive. However, without exposure, usually through advertising, even the most costly site will have few visitors and generate limited revenue. Many established sites in their respective niche markets have very substantial advertising/marketing budgets, which make it extremely difficult for newly created sites to compete unless they also have substantial marketing and advertising resources to draw on. The Company believes that its branding model provides an effective new way of gaining exposure. By allowing other sites to brand its site, the Company expects to achieve substantial market exposure much faster, at a lower cost to enable it to compete with the traditional, well-capitalized internet businesses. Ubrandit.com believes that its branding model will allow it to enter areas of internet businesses in which it otherwise could not compete. The Company expects that in the future other sites will choose to begin branding their site's content as this concept gains popularity. Ubrandit.com principal sites are in the financial area and the e-commerce internet business areas. The Company believes that it is essential to its success that the Company continue to offer additional content and Web sites in the future, as more companies follow Ubrandit.com's branding business model. Such sites may be acquired from the developers or developed by Ubrandit.com. The Company believes it will be able to remain competitive by offering more variations of brandable sites to its branding affiliates. See "--Competition."

         CLICKSMART.COM. ClickSmart.com, Inc., a wholly owned subsidiary of Ubrandit.com, provides toll free telephone ordering and eCommerce solutions for thousands of companies nationwide that want to provide their customers with convenient shopping and ordering of books, videos, and other media products. Among these companies are major magazine groups such as Hearst Publications and Readers Digest as well as non-profit organizations such as Children's Television Workshop and Science Service. ClickSmart.com provides a similar ordering service for well-known magazines by providing toll free order taking of books and other media items reviewed or mentioned in those magazines along with a ClickSmart.com toll free order number.

PLAN OF OPERATION

         The Company has financed its research and development and initial marketing activities through the sale of equity securities to its stockholders in private transactions. At September 30, 2000, the Company had approximately $3,700,000 in cash. At the current cash burn rate, after deducting all costs associated with the proposed acquisition of Mindtronics Corporation, the Company anticipates that such funds will be sufficient to continue operations through September 30, 2001 at historic levels of cash usage. However, we expect that additional funds will be necessary for the Company to fully implement its business plan and strategies, as described in this Annual Report. Thereafter, the Company will depend on the receipt of additional debt or equity capital to sustain operations and fund future growth and product development. Without additional capital, there is substantial uncertainty about the ability of the Company to implement its business plan.

         The Company commenced providing branding services to approved clients in September 1999. The Company has entered into branding affiliate agreements with more than 6,500 sites through the date of the filing of this Annual Report. Additional sites are expected to commence generating revenue as the marketing program progresses. To date, the Company has not generated sufficient revenue from the sites to sustain its costs of operation.

         The Company has determined to continue its business strategy of acquiring Internet related businesses, particularly those with proprietary technology and software. As a result, the Board of directors of the Company has approved the execution of an Agreement and Plan of Merger with Mindtronics Corp., a development-stage company that has proprietary technology, including Internet search engine technology, time synchronization software for network computers and others. If consummated, the Company anticipates that the products and technology developed, and being developed by Mindtronics will become its primary business focus. The operation of the brandable Website business will, however, continue as described below.

         The Company's principal focus for the brandable Web site business will be to market and sell its existing brandable Web sites and to increase the revenue generated thereby. The Company also plans, as part of its ongoing development efforts, to increase the amount of content and the quality of the content on all of its sites. The Company is researching the development of subsites for computer products and auction based e-commerce. The Company also plans to enter into other strategic alliances with product providers such as those providing the book, music, and video products, to offer a larger number and greater variety of products. The Company believes that the prices for goods and services in its agreements with its suppliers are comparable to those available to other Web-based retailers. The Company's cost to expand marketing exposure by Web site branding is expected to result in lower costs of sales. As a result, the Company anticipates that its branded sites will compete on a price basis with other Web-based retailers.

         The Company expects to increase the information available on its financial sites and increase the database of public companies available on Stockstudy.com. The Company plans to continue to increase the variety of available quotes (to include commodities and foreign securities), portfolio management, charting, and company information available on the site stockstudy.com. This will be done through additional programming and development of the site and by the purchase of additional data feeds from data providers. The Company also plans to increase the attractiveness of Stockstudy.com by increasing both the number and variety of newsletters available on the site. The Company does not, and does not intend to, develop proprietary content, except that the Company has engaged one staff writer to provide a morning and evening summary analysis of the stock market. All other content is licensed or purchased from third parties.

         The Company intends to differentiate its product line from other similar sites by providing a broad range of content. For example, while many financial sites contain newsletters or similar information, few sites offer as many newsletters from such a broad topical range as Stockstudy.com. The Company also will rely on the input of its branded site users to include information that customers demand.

         During fiscal year 2000, the Company purchased additional computer equipment, including servers, hubs, routers, Internet connectivity lines, and work stations. The Company expects that this equipment will be capable of servicing the projected number of users on the Company's e-commerce sites and content sites for the foreseeable future. The Company's computer systems are scalable and if the number of Internet users accessing the sites exceed expectations more funds will be allocated to the purchase of additional servers and connectivity lines. The Company uses off-site server providers in secure server locations to house most of its Internet server computers and expects to continue this practice in the foreseeable future.

         Ubrandit ISP, a wholly owned subsidiary of Ubrandit.com, is a private labeled virtual Internet Service Provider program, which the Company plans to market to small and medium size businesses. Under the Ubrandit ISP program, businesses and affinity groups have immediate entry into the Internet access business arena via their own "custom brands" and have the opportunity to generate ongoing revenue. For an initial, one-time base setup fee of $12,500, branding clients are able to offer both full service dialup and broadband Internet access services to their customer base via their own brand name and identity with no mention of Ubrandit.com or Ubrandit ISP.

PRODUCTS AND SERVICES

         The Company offers a diverse suite of sophisticated Web sites with the purpose of "branding" the sites to clients as "sticky" solutions. As the word would imply, stickiness means finding ways of keeping Web users glued to a particular Web site. Three major sites have been completed: www.stockstudy.com, www.bigramp.com, and www.junglejeff.com. The Company's destination Web sites have been designed to reflect the latest in sticky technologies. The Company is now branding junglejeff.com, stockstudy.com and bigramp.com.

         The Company uses the terms "branding" and "private labeling" interchangeably. The goal of the Company's proprietary branding technology, is to provide private labeled content to client sites whereby the content will appear to belong exclusively to the client company. This will be achieved by incorporating the client company's name, logo, Web-color scheme, and navigation into the content. The Company's destination Web sites have been designed to be "transparent" in the way client sites access the branded content. The branding content is designed so that the user will not notice the change in content provider when they leave the client's site and enter the Company's branded content. This is unlike the traditional "affiliate" model or "linking" arrangement where the user is typically transferred directly to the main site of the company that created the content. The Company believes that the lack of transparency in the traditional affiliate model and linking arrangement is a major shortcoming. In many cases the user eventually will bypass the affiliate site in favor of going directly to the content provider. The Company's systems have been designed so that the user will not be aware of the Company's destination sites, Junglejeff.com; Stockstudy.com or Bigramp.com. This transparency is critical because users will not be tempted to bypass the clients' site. Additionally, the Company is able to run a variety of e-mail-based promotions designed to drive traffic back to our clients' sites.

         JUNGLEJEFF.COM. Launched in June 1999, JungleJeff.com is an e-commerce site that currently features over 1,000,000 book, music, video, and DVD titles. The site is located on the Web at www.junglejeff.com. The Company began branding JungleJeff.com in September 1999. The Company is able to brand JungleJeff.com to Web sites that either do not have an entertainment presence or wish to upgrade their entertainment presence, a customer base that potentially encompasses a significant portion of Web sites on the Internet. As is the case with finance centers, there are thousands of Web sites that currently link to other sites for their entertainment presence via associates programs (associate sites earn commissions through the generation of sales). The Company believes that a significant number of these sites may take advantage of a cost effective and sophisticated private labeled entertainment e-commerce site if it were made available to them. The Company plans through JungleJeff.com to offer client companies an affiliate revenue sharing program. An affiliate site is able to customize their store to highlight certain categories and items, according to their respective needs.

         During the first two fiscal quarters of the 2000 fiscal year, the Company expanded its relationships with media companies and enrolled a number of media properties in its Junglejeff.com branding program. The Company entered into multi-year arrangements with Communications Corporation of America and White Knight broadcasting, under which the Company incorporates over 20 media properties to the Junglejeff.com branding program.

         The Company also entered into an arrangement with Citadel Communications Corp., under which the Web properties of 183 Citadel radio stations will utilize JungleJeff.com. The agreement with Citadel provides that all of Citadel's 183 radio station Web properties will be integrated with Junglejeff.com. Ubrandit earns revenue on all sales generated by Citadel's branded e-stores.

         At September 30, 2000, a total of 6,665 clients had joined the Junglejeff.com branded affiliate program.

         The products that are sold through Junglejeff.com, similar to other e-commerce sites, are purchased from large music and book distributors and resold to buyers purchasing on the Internet. Currently the Company has a contract with Baker & Taylor, Inc., a major industry distributor, to provide its music, book, and video products through a drop shipment program. Under the terms of its agreement with Baker & Taylor, the Company has a license to use and display information from Baker & Taylor's extensive database of products on the Company's web sites. The right to use and display information from the Baker & Taylor database is included in the wholesale price of the products purchased by the Company's brandable store, junglejeff.com. Pursuant to the program, products purchased on a retail Web site are drop shipped to the customer on an as available basis. No specific inventory has been designated as belonging to the Company and the Company only purchases the inventory as it fulfills orders.

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

         The Company also contracts with Baker & Taylor and Muze Inc., to provide the book, music, and video data base feeds. These data feeds that appear on the Company's destination sites (and the Company's branded sites) allow purchasers to view video, book, or music jackets and pricing, biographic synopsis, and other information about the products that are offered for sale. Since the Company relies exclusively on the drop shipment program run by its distributors, the Company does not keep an inventory of its products. Since the Company will not keep its own inventory, products will only be available to the Web purchaser if they are currently in stock or as they become available to the Company's distributors. The Company's system updates distributor's inventory on a weekly basis. Products are purchased exclusively by credit card and the Company processes said credit card purchases through CyberCash, Inc. of Reston, Virginia, a provider of secure electronic payment solutions. The Company insures secure Internet transactions by the use of VeriSign, of Mountain View, California, a provider of Public Key Infrastructure (PKI) and digital credit solutions used by Web sites to conduct communications and transactions over the Internet. Products are purchased from distributors on an as available basis. If the product is not available within 15 days then the purchaser will be notified by e-mail and have the opportunity to cancel the order. The Company has a return policy that a customer may return any unused item for a full refund provided that the customer returns it to the Company in its original condition within 15 days following receipt of order. The Company refunds shipping costs only if the return is due to an error on the part of the Company.

         UBRANDIT ISP. In April 2000, the Company formed Ubrandit ISP as a new wholly-owned subsidiary to expand into the ISP business sector. Operating out of the Company's offices in Salt Lake City, Utah, Ubrandit ISP provides "private labeled" entry into the ISP sector for businesses and affinity groups of virtually any size and scope. The Company operates the destination site Bigramp.com to show customers the functionality of their branded ISP. For a one-time base setup fee of $12,500, a Ubrandit ISP client is able to operate as a complete Internet access provider via its own unique brand and identity. In addition to the setup fee, Ubrandit.com has the ability to earn revenue on the monthly Internet access services provided to the client for resale to end consumers. The ISP program is exclusively private labeled to each individual client and delivered "turnkey" and "ready for marketing" enabling the client to offer a premier Internet access service to customers in more than 2,800 US and Canadian cities.

         STOCKSTUDY.COM. Located on the Internet at www.stockstudy.com, stockstudy.com is a comprehensive financial site that provides Web users with an extensive array of sticky features including: stock quotes, personal portfolio management, mutual fund data, news releases, and exclusive editorial content. Quotes are provided on a minimum of 15 minutes delay per each exchange requirement. Quotes are being continually updated by a constant feed from the data providers as trades take place. Articles and newsletters are being updated on a daily basis. The Morning and Evening Bell commentary is updated twice daily. The public information on companies is being updated constantly by data feeds as the public databases are changed and updated. The Company has developed a fully automated Investor Reporting ("IR") package request system for Stockstudy.com. Users simply utilize the site's search engine to find the company they are interested in receiving an IR package from, and click "send." The system automatically sends an e-mail to the IR department of the selected company with the user's contact information and request. The IR department of the specific company then makes a determination on the disposition of the request.

         CLICKSMART.COM. ClickSmart.com, Inc., a wholly owned subsidiary of Ubrandit.com, is an Internet services company that provides special interest video and book eCommerce and direct response print marketing, database management, and order processing and fulfillment services to hundreds of leading magazine publishers and content Web sites. The Company's proprietary database is segmented into hundreds of hard-to-find, how-to, and educational book and video categories and subcategories including sports, music, academic studies, test preparation, children's learning, travel, home improvement, cooking, crafts and hobbies, boating, gardening, among others.

REVENUE SOURCES

         In fiscal year 2000, the Company's primary sources of revenue were from e-commerce sales, primarily from books sales by Clicksmart.com (approximately $566,000) and books, music CDs, videos, DVDs and other products at Junglejeff.com (approximately $273,000). The Company generated minimal revenue from ISP services (approximately $15,000) and from list rentals (approximately $14,000).

         To date, the Company has not earned any revenue from advertising. The Company does control the advertising space on its destination and branded sites.

MARKETING

         Ubrandit.com intends to market its branded e-commerce, ISP, and financial information platforms through direct, in-house channels. The Company also expects to advertise its products through the utilization of banner advertisements on its existing and future branding partners. The Company does not expect to allocate any significant funds toward the outside marketing of its branding platforms over the next 12 months. Assuming the Company completes the proposed acquisition of Mindtronics, the Company intends to allocate significant funds toward the outside marketing of the Mindtronics product base.

         The Company will initially market its products through multiple media advertising campaigns, including Web-based advertisements, targeted mailings, and print and radio advertisements. The Company's small marketing budget will not permit national or regional radio or television promotional campaigns. If the Company is able to raise additional capital, a portion of the proceeds would be used to expand its marketing efforts. The Company will also benefit as its client base grows since the Company plans to control the advertising space on its branded sites. The Company expects advertising exposure to increase as the Company develops more branded sites.

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

PROPRIETARY TECHNOLOGY AND RESEARCH AND DEVELOPMENT

         The Company does not have any patent on its Internet processes. The Company has various proprietary technologies used in its business. The Company expects that once its proprietary processes become readily available in the marketplace, competitors will attempt and possibly may successfully replicate certain advantageous processes developed by the Company's that are part of its branding technology. The Company also applied for Trademark protection for its name and logo. The Company also applied for a service mark with the U.S. Patent and Trademark Office on the mark "ubrandit" and "ubrandit.com" with and without the distinctive fonts and color scheme. The Company also secured the names of its present sites with InterNIC and Network Solutions, Inc. and intends to renew the registration in approximately two years when renewals are due. The current business strategy of the Company focusing on the development and branding of its destination Web sites has resulted in the Company expending significant amounts of its resources on research and development.

COMPETITION

         The Internet market is extremely competitive, new, and dynamic. The Company will be competing with companies that have far greater resources than that of the Company. The Company competes against Company's with far greater financial and management resources, longer operating history and more established name recognition.

         It is management's opinion that content providers represent the major competition to the Company as they are vying for similar relationships with third-party Internet marketers. The Company's major competitors generally fall into the following two categories: (1) e-commerce sites, such as Amazon.com and BarnesandNoble.com, and (2) financial information providers, such as CBS Marketwatch and PC Quote, Inc. Portals offer a broad range of content and services, including both affiliate e-commerce programs and financial information. Certain e-commerce sites provide third-party sites with affiliate programs similar to the branding affiliate programs that the Company offers. Larger sites also may keep an inventory of certain books and music and thus may be able to deliver products that are not available to the Company through its distributors. Also some of the larger sites may be able to deliver certain products out of inventory on a more timely basis than the Company. Financial information providers provide third-party sites with comprehensive financial information (stock quotes, market news, etc.) much like stockstudy.com. Many of the larger sites have the advantages of "tie ins" with radio, print, and television media that give them significantly greater exposure than that available to the Company primarily dependent upon exposure through the Web.

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

EMPLOYEES
         At December 25, 2000 the Company had 12 full-time personnel plus various consultants in management, sales, Internet and technology computer application, programming, legal, and editorial responsibilities. The Company relies significantly on outsourcing of its computer programming and other consulting needs and plans to control costs by extensively utilizing outsourcing in the future. Management of the Company expects to hire additional employees as needed.

         Further reference is made to the Company's Consolidated Financial Statements, and the notes included therein and to the section entitled, "Management Discussion and Analysis of Financial Condition and Results of Operation" included in Item 7 with regards to the Company's business and planning.

RISK FACTORS

         The Company and business enterprise are subject to a high degree of risk and uncertainty. This Annual Report contains forward-looking statements based on current expectations. Any statements herein that are not statements of historical fact may be deemed forward-looking. Actual results may differ significantly from such forward-looking statements. The material risks expected to affect results are discussed below. Additional risks and uncertainties that are presently not known to us or that we deem immaterial may also impair our business operations and financial condition.

         GOING CONCERN

         The Company has suffered substantial recurring losses from operations, expects to incur additional losses, and has entered into a definitive agreement to acquire a development-stage company with a history of substantial operating losses and to which the Company has agreed to advance $750,000.00. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         OUR ACQUISITION STRATEGY MAY RESULT IN A SIGNIFICANT CHANGE IN BUSINESS STRATEGY.

         The Company continues its strategy of acquiring Internet related businesses. The Company's current business of marketing branded Web sites has a number of uncertainties, including whether additional capital is available from the capital markets, whether profitability can be achieved and sustained and whether the Company can create a protectable market niche without proprietary intellectual property. As a result of such uncertainties, the Company has determined to identify and pursue other potential acquisitions to expand its product offerings. The Company has entered into an Agreement and Plan of Merger with Mindtronics, Corp. pursuant to which Mindtronics would become a wholly owned subsidiary of the Company. See "Acquisition of Mindtronics Corp." Consummation of the merger is conditioned upon satisfaction of numerous conditions precedent, including shareholder approval by the company's shareholders. If consummated, the business strategy of the Company will focus primarily on the technology and products developed by Mindtronics. Such a substantial change in business strategy will effectively be a new business operation, and will have all risks inherent in such new businesses.

         THE MARKETPLACE MAY NOT ACCEPT OUR PRODUCTS AND SERVICES.

         We introduced our initial branding services in September 1999 and others throughout fiscal year 2000. Such products have been marketed and sold for a very limited time. To date, market acceptance has been limited and we have been unable to sell such products and services at a profit. Therefore, we are unable to provide any assurances or guarantees that the marketplace will accept our branding services and related online products, or that we will be able to sell such services and products at a profit.

         THE COMPANY HAS A LIMITED OPERATING HISTORY AND WE ARE UNCERTAIN IF THE COMPANY WILL EVER BECOME PROFITABLE.

         We have not as of yet generated any significant revenues from operations and we are unable to provide any assurance or guarantee that we will be able to generate any substantial revenues in the future. From inception in December 1997 until September 1999, the Company's principal business activities were been limited to organizational matters, research and development activities, the acquisition and creation of Web site content and the introduction of its e-commerce sites. In fiscal year 2000, the Company launched its first products. Such products have resulted in limited gross revenues of $303,623 in fiscal year 2000. The Company also consummated an acquisition in fiscal year 2000, Clicksmart.com. The limited revenues from this acquired company totaled $566,000 in fiscal year 2000. In each year since its inception, the Company has experienced substantial losses from operations. At September 30, 2000, we had an accumulated deficit of $(3,451,695). The Company therefore has no significant operating history on which to evaluate its future prospects and ability to implement its business plan and objectives. We expect our operating losses to continue in the near future as our development, marketing and sales activities, and operations continue. We are uncertain as to when, or if, the Company will ever become profitable.

         THE COMPANY'S CAPITAL IS LIMITED AND WE MAY NEED ADDITIONAL CAPITAL TO IMPLEMENT OUR BUSINESS PLAN AND CONTINUE OPERATIONS.

         The Company has limited operating capital and currently has no access to credit facilities. We estimate that we currently have sufficient funds to continue operations through September 30, 2001 at currently projected levels of operational expense. However, we expect that additional funds may be necessary for the Company to implement its business plan, as described in this Annual Report. The Company's continued operations therefore may depend on its ability to raise additional funds through bank borrowings or equity or debt financings. There is no assurance that the Company will be able to obtain the additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

         THE COMPANY'S SUCCESS STILL DEPENDS ON ITS ABILITY TO ATTRACT AND RETAIN QUALIFIED TECHNICAL AND MANAGEMENT PERSONNEL.

         At present, the Company employs 23 full-time personnel plus various consultants in management, sales, programming, legal, and editorial responsibilities. We do not have employment agreements with any employee. The Company's success will depend, in part, upon its ability to attract and retain qualified employees, technical consultants and management personnel. We are unable to provide any assurance or guarantee that we will be able to attract, integrate or retain sufficiently qualified personnel. Our inability to retain additional qualified personnel in the future could harm our business. We do not maintain life insurance on the life of any employee.

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

         THE MARKET FOR ONLINE SERVICES IS INTENSELY COMPETITIVE.

         E-commerce and the market for online services are intensely competitive industries. The Company will compete against established companies with significantly greater financial, marketing, personnel, and other resources than the Company. Such competition could have a material adverse effect on the Company's profitability.

         THE MARKET FOR THE COMPANY'S SECURITIES IS LIMITED AND MAY NOT PROVIDE ADEQUATE LIQUIDITY.

         The Company's Common Stock is currently traded on the American Stock Exchange. We are unable to provide any assurance or guarantee that trading on the American Stock Exchange will provide adequate liquidity or that a trading market will be sustained. Holders of the Company's stock may be unable to sell shares purchased should they desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral.

         Our Stock may be delisted from the American Stock Exchange if we fail to comply with applicable listing requirements. Under the rules of the American Stock Exchange, the exchange may delist from trading any stock that trades below $1.00 for more than 30 consecutive trading days. Our inability to maintain our listing on the American Stock Exchange, could have an adverse effect on the market for our common stock and the ability of our stockholders to sell their shares.

         "PENNY STOCK" REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF SECURITIES.

         The SEC has in place regulations relating to the marketability of securities, which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. The Company's Common Stock may be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, before the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's Common Stock and may affect the ability to sell the Company's Common Stock in the secondary market.

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

         OUR OPERATIONS SIGNIFICANTLY DEPEND ON MAINTENANCE AND CONTINUED IMPROVEMENT OF THE INTERNET'S INFRASTRUCTURE.

         The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend on the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, bandwidth, data capacity and security. Improvement of the Internet's infrastructure will also require the timely development of complementary products, such as high-speed modems, to provide reliable Internet access and services.

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

ITEM 2 - PROPERTIES
-------------------

         The Company subleases approximately 9,800 square feet of general use office space in San Diego, California as its primary corporate office. The term of the sublease is until March 2002. The current monthly rent expense approximates $13,000.00. These offices are sufficient for the Company to conduct its current operations. On site the Company has a secure facility for housing one of the Company's eight high capacity Internet servers. The other seven servers are housed at a secure location operated by CONNECTNET, a local Internet service provider located in San Diego. The Company believes that its current configuration of server computers and purchased bandwidth are capable of handling the expected high volume Internet traffic during peak user hours. In addition, the Company's systems have been designed to be scalable to meet growth beyond the expected use of the system.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

         No material legal proceedings to which the Company is a party are pending nor are any known to be contemplated and the Company knows of no legal proceedings pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

         On September 26, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, stockholders considered and voted on the following matters:

         (i) election of directors;

         (ii) a proposal to amend the Company's 1999 Stock Option and Incentive Plan (the "1999 Stock Plan") to increase the number of shares of the Company's Common Stock reserved for issuance under the 1999 Stock Plan from 2,500,000 shares to 4,750,000 shares; and

         (iii) the appointment of BDO Seidman, LLP, as the Company's independent auditors.

         Each individual nominated for election to the Board of Directors was elected to office. Each of the other described proposals was approved. The following is a tabular summary of the voting results from the Annual Meeting:

         (1) Election of Directors
             ---------------------

                      VOTES                     FOR             WITHOLD    TOTAL VOTED
                      -----                     ---             -------    -----------
Jeffrey Phillips      Shares                     7,572,919      46,355     7,619,274
                      % of outstanding shares        62.24%       0.38%        62.62%
                      % of shares voted              99.39%       0.61%       100.00%
Roger C. Royce        Shares                     7,572,419      46,855     7,619,274
                      % of outstanding shares        62.24%       0.39%        62.62%
                      % of shares voted              99.39%       0.61%       100.00%
David Pollei          Shares                     7,573,062      46,212     7,619,274
                      % of outstanding shares        62.24%       0.38%        62.62%
                      % of shares voted              99.39%       0.61%       100.00%
Gregory V. Gibson     Shares                     7,573,844      45,430     7,619,274
                      % of outstanding shares        62.25%       0.37%        62.62%
                      % of shares voted              99.40%       0.60%       100.00%
Steven K. Radowicz    Shares                     7,571,437      47,837     7,619,274
                      % of outstanding shares        62.23%       0.39%        62.62%
                      % of shares voted              99.37%       0.63%       100.00%
James W. Truher       Shares                     7,566,637      52,637     7,619,274
                      % of outstanding shares        62.19%       0.43%        62.62%
                      % of shares voted              99.31%       0.69%       100.00%


         (2) Amendment to 1999 Stock Plan to Increase Shares
             -----------------------------------------------

                               FOR         AGAINST        ABSTAIN    NOT VOTED      TOTAL VOTED
                               ---         -------        -------    ---------      -----------
Shares                      3,810,866      347,497        50,613     3,749,381       4,208,976
% of outstanding shares         31.32%        2.86%         0.42%        30.81%          34.59%
% of shares voted               90.54%        8.26%         1.20%                          100%

         (3) Appointment of BDO Seidman
             --------------------------

                               FOR         AGAINST        ABSTAIN    NOT VOTED      TOTAL VOTED
                               ---         -------        -------    ---------      -----------
Shares                      7,556,187       28,337        34,750                     7,619,274
% of outstanding shares         62.10%        0.23%         0.29%                        62.62%
% of shares voted               99.17%        0.37%         0.46%                       100.00%



                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
------------------------------------------------------------------------------

         The Company's common stock, par value $.001 (the "Common Stock") is listed and trades on the American Stock Exchange under the symbol "UBI". Before March 21, 2000, the Common Stock traded over the counter and was quoted on the OTC Electronic Bulletin Board. The following table sets forth the high and low bid prices for the Common Stock as reported on the American Stock Exchange and the OTC Bulletin Board system for the quarters traded during the nine months ended September 30, 1999, and the fiscal year ended September 30, 2000. The OTC market quotations reflect inter-dealer prices without retail markups, markdowns or commission and may not necessarily represent actual transactions.

         FISCAL YEAR ENDED SEPTEMBER 30, 1999
         ------------------------------------

                                 March 31, 1999        June 30, 1999      September 30, 1999
                                 --------------        -------------      ------------------

         High..............      $       3.625         $   11.625           $        7.625
         Low...............      $       0.375         $    3.750           $        4.250

         FISCAL YEAR ENDED SEPTEMBER 30, 2000

                               December 31, 1999     March 31, 2000     June 30, 2000    September 30, 2000
                               -----------------     --------------     -------------    ------------------
         High..............    $        6.125        $      7.000       $      7.000      $         4.625
         Low...............    $        2.875        $      3.000       $      2.438      $         1.875


         At September 30, 2000, the Company had approximately 6,000 beneficial holders of its Common Stock.

DIVIDEND POLICY

         The Company has not paid any cash dividend on its Common Stock since its incorporation and anticipates that, for the foreseeable future, it will continue to retain earnings, if any, for use in its business. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend on the Company's' results of operation, financial condition and other factors deemed relevant at that time by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

         No securities were issued during the fourth quarter of the year ended September 30, 2000.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

SUMMARY OF CERTAIN INFORMATION

CAPITALIZATION

         The following table sets forth the capitalization of Ubrandit.com and subsidiary at September 30, 2000. This table should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.


         Short-term Debt                      $        35,243
         Long-term Debt                       $        30,544
         Total Stockholders equity            $     5,540,805


SUMMARY OF SELECTED QUARTERLY FINANCIAL DATA - UBRANDIT

                             For the Quarters Ended

                                 September 30, 2000        June 30, 2000       March 31, 2000     December 31, 1999
                                 ------------------        -------------       --------------     -----------------
Revenue                          $         395,841         $    356,471        $      84,600      $        32,711
Net Loss                         $        (732,819)        $   (637,208)       $    (634,768)     $      (399,055)
Earnings (loss per share -
    basic and diluted            $           (0.07)        $      (0.05)       $       (0.05)     $         (0.03)


                                     For the Quarters Ended

                                 September 30, 1999      June 30, 1999     March 31, 1999
                                 ------------------      -------------     --------------

Revenue                          $         15,040        $     18,567      $       2,049
Net Loss                         $       (413,914)       $   (557,807)     $     (76,031)
Earnings (loss) per share -
    basic and diluted            $          (0.04)       $      (0.06)     $       (0.01)


SUMMARY OF HISTORICAL FINANCIAL DATA -- UBRANDIT

         The following table sets forth certain historical financial data for Ubrandit.com for the fiscal year ended September 30, 2000, the nine months ended September 30, 1999, and the fiscal year ended December 31, 1998, which have been derived from the audited financial statements of Ubrandit.com. The Company was incorporated and first began operations on December 19, 1997. Historical financial data may not be indicative of the Company's future performance. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report.

                                                          Nine Months Ended
                                   Fiscal Year Ended       September 30,       Fiscal Year Ended
                                  September 30, 2000       1999(restated)      December 31, 1998
                                  ------------------       --------------      -----------------
INCOME STATEMENT DATA

Revenue                           $        869,623         $       35,656       $           -
Cost of sales                     $      1,100,405         $      567,286       $           -
Operating expenses                $      2,398,389         $      547,095       $          93
Loss from operations              $     (2,629,121)        $   (1,078,725)      $        (93)
Other income (expense), net       $        225,321         $       30,973       $           -
Net loss                          $     (2,403,850)        $   (1,047,752)      $        (93)
Earnings (loss) per share -
    basic and diluted             $         (0.20)         $       (0.11)       $      (0.00)

                                  September 30, 2000     September 30, 1999    December 31, 1998
                                  ------------------     ------------------    -----------------

BALANCE SHEET DATA

Total current assets              $      3,879,890       $      5,704,834       $      44,187
Total assets                      $      5,965,327       $      6,907,655       $      44,507
Total current liabilities         $        393,978       $         77,641       $         400
Total liabilities                 $        424,522       $         86,500       $         400
Total shareholders equity         $      5,540,805       $      6,821,155       $      44,107

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. We use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. This following discussion includes forward-looking statements regarding expectations of future profitability of our business, gross margin, improvement in operating loss and sales, all of which are inherently difficult to predict. Actual results could differ significantly for a variety of reasons, including the accessibility to additional capital, the rate of growth and consumer acceptance of the Internet and online commerce, the amount that the Company invests in new business opportunities and the timing of those investments, customer spending patterns, the mix of products sold to customers, the mix of revenues derived from product sales as compared to services, and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties, could cause the Company's actual results to differ significantly from management's expectations

         OVERVIEW

         Management points out that when comparing the financial numbers from these two time periods, it should be noted that the recently ended period is a full twelve-month fiscal year, whereas the comparative period is comprised of a nine-month period. Hence most of the line items will possibly reflect an increase at least partially due to the longer time period which will not be discussed below. During the fiscal year ended September 30, 2000, the Company continued to develop its products and launch new programs, reaching several significant milestones. The newly developed brandable e-commerce site had tremendous growth in both the number of branded partners and in sales volume. The Internet service provider division, UbranditISP, was established in the second quarter with the first sales being made near the end of the third quarter. Also in the second quarter, the Company commenced the branding of the financial website, Stockstudy.com. In May 2000 Clicksmart.com, Inc., based in New Jersey, was acquired for 300,000 shares of the Company's common stock and cash equaling $196,000. The Company continued to deficit spend with the building of and organizational costs of the various divisions. The Company expects both revenues and gross profit to increase moving forward.

TWELVE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES FROM SALES

         The Company's revenues for the twelve months ended September 30, 2000 were $869,623 as compared to $35,656 for the nine months ended September 30, 1999, an increase of 2,339%. In fiscal year 2000, the Company's primary sources of revenue were from e-commerce sales, primarily from books sales by Clicksmart.com (approximately $566,000) and books, music CDs, videos, DVDs and other products at Junglejeff.com (approximately $273,000). The Company generated minimal revenue from ISP services (approximately $15,000) and from list rentals (approximately $14,000).

         GROSS MARGIN

         The Company recorded a gross margin loss of $230,782 for the 12 months ended September 30, 2000 as compared to a gross margin loss of $531,630 for the nine months ended September 30, 1999. The decrease in gross margin loss was primarily due to an increase in the Company's overall business and significant revenues from newly acquired Clicksmart.com, Inc. which carries higher gross margins. The gross margin profit for Clicksmart.com totaled $98,046 for the year ended September 30, 2000 and the gross margin loss for the Ubrandit e-commerce group totaled $(330,304) for the year ended September 30, 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expenses increased by 345% to $2,032,420 for the twelve months ended September 30, 2000 from $456,575 for the nine months ended September 30, 1999. The increase was primarily due to the Company's continued growth and expansion, including increased marketing expenses totaling $170,709, increased payroll costs totaling $641,162, increased accounting and legal fees in connection with public company expenses totaling $153,212 and other expenses associated with running the newly formed ISP division.

         DEPRECIATION AND AMORTIZATION EXPENSE

         For the twelve months ended September 30, 2000, depreciation and amortization costs were $365,969, as compared to $90,520 for the nine months ended September 30, 1999. The increase was due to amortization of goodwill recorded from the acquisitions of Global Investors Guide, Inc. and Clicksmart.com, Inc.

         INTEREST INCOME

         Interest income for the twelve months ended September 30, 2000 increased to $233,349 as compared to interest income of $32,366 for the nine months ended September 30, 1999. The increase in interest income was due to interest earned on increased cash balances received from equity offerings.

         NET LOSS

         Net Loss for the twelve months ended September 30, 2000 was $2,403,850 or 276% of revenues as compared to $1,047,752 or approximately 2,939% of revenues for the nine months ended September 30, 1999. The increase in net loss was primarily due to the Company's overall expansion and increased operating expenses. Net loss as a percentage of revenues decreased by 2,663% primarily due to the additional revenues from newly acquired Clicksmart.com, Inc. which carries higher gross margins.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 12 MONTHS ENDED DECEMBER 31,
1998

         Management believes that a comparison of the Company's results of operation for the nine months ended September 30, 1999 to those for the year ended December 31, 1998 is not meaningful, as the Company did not commence operations until the acquisition of Global Investors Guide in March of 1999.

         REVENUES FROM SALES

         The Company's revenues for the nine months ended September 30, 1999 were $35,656 as compared to nil for the twelve months ended December 31, 1998. Approximately 66% of the revenue for the nine months ended September 30, 1999, was generated by renting of mailing lists following the acquisition of Global Investors Guide and the remaining portion was generated from newly commenced product sales on the JungleJeff web site.

         GROSS MARGIN

         The Company recorded a gross margin loss of $531,630 for the nine months ended September 30, 1999 as compared to a gross margin loss of nil for the twelve months ended December 31, 1998. The loss was due to the low sales volume and related high costs of maintaining the branded websites.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expenses increased to $456,575 for the nine months ended September 30, 1999 as compared to $13 for the twelve months ended December 31, 1998. The increase was primarily due to increases in research and development costs, administrative payroll, accounting and legal fees associated with a public company, rent expense, and other business fees.

         DEPRECIATION AND AMORTIZATION EXPENSE

         For the nine months ended September 30, 1999, depreciation and amortization costs were $90,520, as compared to $80 for the twelve months ended December 31, 1998. The increase was due to amortization of core technology and goodwill recorded from the acquisition of Global Investors Guide, and depreciation of fixed assets.

         INTEREST INCOME

         Interest income increased to $32,366 for the nine months ended September 30, 1999 as compared to nil for the twelve months ended December 31, 1998. The increase in interest income was due to interest earned on increased cash balances received from equity offerings.

         NET LOSS

         Net Loss for the nine months ended September 30, 1999 was $1,047,752 or 2,939% of revenues as compared to $93 for the twelve months ended December 31, 1998. The increase was primarily due to the Company's expansion and development of websites as well as increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES AND HISTORICAL RESULTS OF CASH FLOW

         HISTORICAL RESULTS OF CASH FLOWS

         At September 30, 2000, our cash balance approximated $3,701,000, compared to $5,614,000 at September 30, 1999. The $1,913,000 decrease in cash is discussed below.

         Net cash used in operating activities amounted to $1,810,000 for fiscal 2000. This was primarily attributable to the net loss for the year of $2,404,000, partially offset by non-cash charges related to depreciation and amortization totaling $366,000, as well as $206,000 of cash provided by changes in operating assets and liabilities. Cash provided by changes in operating assets and liabilities is primarily a function of an increase in accounts payable and accrued liabilities.

         Net cash used in investing activities amounted to $323,000 for fiscal 2000. This was primarily attributable to purchases of fixed assets of $128,000 and cash paid for the acquisition of a business of $196,000.

         Net cash provided by financing activities amounted to $221,000 for fiscal 2000. This was primarily attributable to the proceeds from the exercise of stock options totaling $186,000 and the collection of a stock subscription receivable totaling $51,000, partially offset by the payments on capital leases totaling $16,000.

         GOING CONCERN

         The company has suffered substantial recurring losses from operations, expects to incur additional losses, and has entered into a definitive agreement to acquire a development-stage company, Mindtronics Corporation, with a history of substantial operating losses and to which the Company has agreed to advance $750,000. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, our sole source of liquidity consisted of $3,701,000 of cash. We currently do not have access to any other sources of funding, including debt and equity financing facilities. As of September 30, 2000, our principal commitments consisted of our operating obligations and our amount outstanding under operating and capital leases.

         We believe that current cash will not be sufficient to meet our anticipated operating cash needs for the next 12 months commencing January 1, 2001. The Company has limited operating capital and no current access to credit facilities. We estimate that we currently have sufficient funds to continue operations through September 30, 2001 at currently projected levels of operational expense. However, we expect that additional funds may be necessary for the Company to implement its business plan, as described in this Annual Report, and to consummate its proposed acquisition of Mindtronics Corporation. The Company's continued operations therefore may depend on its ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain the additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

         PROPOSED ACQUISITION

         In November 2000, the Company entered into a definitive Agreement and Plan of Merger with Mindtronics Corporation, under which the Company will acquire all of the outstanding shares of capital stock of Mindtronics in exchange for 12,500,000 shares of the Company's Common Stock. Mindtronics is a development-stage technology development company that has proprietary technology and products relating to the Internet, including a Internet search engine, software for coordinating communications among network computers and others. The agreement requires the Company to loan Mindtronics Corporation $750,000 prior to the consummation of the acquisition. The acquisition is subject to the approval of the stockholders and the satisfaction of a number of other conditions. The Company can provide no guarantee or assurance that it will complete the acquisition as planned or that, if completed, the Company will be able to integrate successfully its operations with the operations of Mindtronics. With respect to the planned acquisition of Mindtronics Corporation, the Company's Chairman of the Board of Directors and Chief Operating Officer owns 1,000,000 shares (approximately 10% as of September 30, 2000) of Mindronics' common stock.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

         We do not have any financial instruments that are subject to market risk.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The consolidated financial statements and corresponding notes thereto called for by this item appear at the end of this document and are reflected in pages F-1 through F-21.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         Effective May 26, 2000, the Company terminated its relationship with its former Independent Certified Public Accountants, Stark Tinter & Associates, LLC, upon the recommendation of the Senior Management and Board of Directors of the Company. The report of Stark Tinter & Associates, LLC on the consolidated financial statements of the Company as of September 30, 1999 and December 31, 1998, and for the nine-month period ended September 30, 1999 and for the year ended December 30, 1998 contained no modifications or qualifications. There were no disagreements with Stark Tinter & Associates, LLC on any matter of accounting principles or practices, financial statement disclosure. or auditing scope or procedure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

         The names, ages and positions of the Company's directors and executive officers on September 30, 2000 are listed below:


NAME                        AGE        POSITION
Jeffery Phillips            33         President, Chief Executive Officer, Director
Roger C. Royce              61         Chairman of the Board, Chief Operating Officer
David C. Pollei             58         Vice President Marketing, Director
Gregory V. Gibson           50         Vice President, Legal, Secretary, Director
Steven K. Radowicz          32         Director
James W. Truher             66         Director
Joseph W. Larkin            49         Vice President Administration/Operations; President
                                       of Ubrandit ISP


JEFFERY PHILLIPS,
PRESIDENT, CHIEF EXECUTIVE OFFICER, AND DIRECTOR

         Mr. Phillips was appointed as the Company's President, Chief Executive Officer and Chairman of the Board in January 1999. From 1997 to March 1999, Mr. Phillips was the President of Global Investors Guide of San Diego, CA. Global Investors Guide maintains a financial research site and performs contract programming for companies in the financial and e-commerce markets. As President, Mr. Phillips was in charge of budgeting, project planning and management, and development of specialty tools as per the clients' needs. He was also responsible for exploring and implementing the newest technology into Global Investors Guide's Web sites pertaining to the financial Internet market. During the past five years Mr. Phillips also was a marketing consultant to public relations firms and the owner of LPC Communications, an advertising agency, and Market Publishing, Inc., a fulfillment and order processing company. From 1994 to 1997, before joining Global Investors Guide, Mr. Phillips was President of Arboc Marketing, an independent marketing company located in Santa Barbara, CA. As President of Arboc, Mr. Phillips was responsible for designing and implementing marketing budgets for over one hundred small- and medium-sized businesses, including health organizations, banks, retail outlets and manufacturing enterprises. The company also handled political campaigns in the state of California in the capacity of campaign management, marketing, and public relations. Mr. Phillips received his Bachelor of Arts in Economics from the University of California, Santa Barbara.

ROGER C. ROYCE,
CHAIRMAN OF THE BOARD OF DIRECTORS AND CHIEF OPERATING OFFICER

         Mr. Royce joined the Company in March 1999 as its Chief Operating Officer and as a member of the Board of Directors. Mr. Royce is currently a member of the Audit Committee. From 1997 to 1999, before his association with the Company, Mr. Royce was Chairman and CEO of Fortune Financial Systems, Inc., a diversified education and training company. From 1994 to 1997, before joining Fortune Financial, he held executive positions (including President and CEO) with the Academic Excellence Institute, Inc., an accelerated learning and distribution company, and its successor. Also from March 1993 until the present Mr. Royce has served as Chairman and CEO of Westban Financial, Inc., a financial and management consulting company. His other experiences include: President and CEO of Motel 6, Inc., a national lodging chain (from 1982 to 1986); President of Fotomat Labs, Inc., and Corporate Sr. Vice President and Managing Operations Director for Fotomat Corporation, a national conglomerate holding company with a retail chain of photographic processing/camera stores (from 1968 to 1982); and President of Woodfin Suites Hotels, Inc., a national hotel management and franchise company that was the founding franchisee for the Marriott Residence Inns chain (from 1986 to 1989). Mr. Royce holds a BA and MBA from California Western University and has completed additional postgraduate studies at UCLA and Harvard.

GREGORY V. GIBSON,
VICE PRESIDENT LEGAL, DIRECTOR

         Mr. Gibson joined the Company as Vice President Legal and Secretary in the first quarter of 1999. Mr. Gibson is an attorney specializing in securities and securities broker dealerships for over 20 years. Presently, Mr. Gibson is member of the law firm Gibson, Haglund and Paulsen and Vice President Legal for Pennaco Energy, Inc. a Denver based public Oil and Gas Company. From 1993 to 1996, before his present affiliations Mr. Gibson was corporate counsel for three years to Global Resource Investment Limited, a southern California based broker dealer specializing in resource and foreign publicly traded securities. Before working at Global Mr. Gibson practiced securities and international law with the law firms of Gibson and Haglund and Gibson, Ogden and Johnson. Mr. Gibson attended Claremont Men's College and Brigham Young University for undergraduate studies and received his juris doctorate degree from Pepperdine University School of Law.

STEVEN K. RADOWICZ,
DIRECTOR

         Mr. Radowicz has been a director of the Company since March 1999. Mr. Radowicz, an independent director of the Company and a member of the Audit and Compensation Committees, is the managing partner and owner of Apquip Company LLC, located in Monterey, California. Apquip manufactures equipment for the wood products industry and services a worldwide clientele. Mr. Radowicz joined Apquip as a sales engineer in 1991 and in 1996 became Vice President of Sales. From 1997 to the present, Mr. Radowicz has been Apquip's Chief Executive Officer. While at Apquip, Mr. Radowicz has been responsible for establishing a network of dealers and representation for the Company worldwide. Mr. Radowicz received a Bachelor of Arts degree in business economics from the University of California at Santa Barbara in 1990.

DAVID C. POLLEI
VICE PRESIDENT MARKETING, DIRECTOR

         Mr. Pollei began his association with the Company in August 1999 as a marketing consultant and joined the Company as Vice President Marketing and a member of the Board of Directors in October 1999. From 1996 to 1999, before joining the Company, Mr. Pollei was an independent media consultant with various media and Internet company clients. Before this, from the beginning of 1995 to 1996, Mr. Pollei was President of SISNA, Inc., a Salt Lake City based Internet Service Provider. From 1980 to 1982, he was a Vice President at ABC Radio where he pioneered the first satellite-delivered radio network. Mr. Pollei also served in a presidential capacity for a number of companies, including the California Political News Syndicate (1989), and WaveShift, a new media company providing interactive media and software (from 1992 to 1993). Mr. Pollei's analyses as an industry expert and consultant has been featured in the WALL STREET JOURNAL, BARRON'S, BILLBOARD, GANNETT, ELECTRONIC MEDIA. Mr. Pollei received a double bachelor of arts degree in International Relations and French from Brigham Young University and serves on the board of directors of a number of civic and non-profit organizations.

JAMES W. TRUHER,
DIRECTOR

         Mr. Truher joined the Company in February of 2000 as an independent member of the Board of Directors and a member of the Audit and Compensation Committees. The stockholders of the Company ratified Mr. Truher's appointment to the Board of Directors in September 2000. During the last five years Mr. Truher has been an independent telecommunication consultant and currently is a member of the Board of Directors of Superwire.com and Meridian Holdings, Inc. Also during the last five years, from October 1995 to April 1996, Mr. Truher was Chairman of Xecom Corp., a telephone service company. Mr. Truher was an area Vice President with AT&T and held senior management positions in the cable and telephone networks with such companies and associations as Selec Tel (founder), Polaris, Intelecom, the Bell System (at AT&T), Pacific Telephone, and the Society of Television Engineers (past President). Mr. Truher graduated from Stanford University with a degree in engineering.

JOSEPH W. LARKIN,
VICE PRESIDENT ADMINISTRATION/OPERATIONS

         Mr. Larkin was appointed the Company's Vice President Administrations/Operations and as President of Ubrandit ISP, the Company's wholly owned internet service provider, in June of 2000. Immediately before joining the Company Mr. Larkin was a strategic planning and executive development independent consultant. From 1997 to the beginning of 1999 Mr. Larkin was Vice President Planning and Development for Fortune Financial Systems Salt Lake based marketing company. From 1993 to 1997, he was Vice President Planning and Analysis for Freecom Communications, a Salt Lake based marketing firm. Before joining the Company, Mr. Larkin served in executive capacities such as Senior Vice President of Strategic Planning & Acquisitions, Vice President of Corporate Development, Vice President of Human Resources, and Vice President of Marketing for companies such as Nothrop Aviation, and TSN, Inc., among others. Additionally, Mr. Larkin served as a Principal and President of the Consulting firm, The Hendrix Information Group, which specialized in Strategic Planning in the media industry and whose client list included Bonneville Corporation, American Red Cross, Security Pacific National Bank, Los Angeles County, Utah Department of Education, Bank of A. Levi, The United Way, Kiro Radio & TV, among others. Mr. Larkin has B.A. and M.A. degrees from Brigham Young University and is a Ph.D. candidate at the University of Southern California.

EMPLOYMENT AGREEMENTS

         The Company anticipates entering into employment agreements with its officers in the near future, the terms of which are undecided at the present time. The Company has not as of yet entered into any employment agreement with its officers or other employees.

         In connection with the acquisition of Clicksmart.com, effective as of May 4, 2000, the Company entered into an employment agreement with Mr. Peter Heumiller. Mr. Heumiller served as the President of Clicksmart.com before the acquisition. The agreement provides for an initial term of three years subject to prior termination as provided in the agreement. Under the employment agreement Mr. Heumiller will continue to serve as the President of Clicksmart.com at an annual salary of $95,000 per year. The Company may terminate Mr. Heumiller's employment for cause, disability or the employee's material breach of the agreement.

COMMITTEES OF THE BOARD

         The Audit Committee was formed on March 8, 2000, after the end of the Company's last completed fiscal year. As a result, the Audit Committee neither reviewed nor discussed with management or with the Company's auditors the audited financial statements included in the Company's last filed Annual Report. The written charter for the Audit Committee was previously filed on August 22, 2000, as an attachment to the Company's definitive proxy statement.

         The Audit Committee consists of Messrs. Royce, Radowicz and Truher. Although Mr. Royce is not an independent member of the Audit Committee by virtue of his capacity as an executive officer of the Company (as independence is defined under the listing standards adopted by the American Stock Exchange), the Board of Directors determined that his extensive management experience and insight would enhance the composition of the Audit Committee.

         The Audit Committee reviews the financial statements and independent auditors' report, including recommendations for the independent auditors regarding internal controls and other matters.

         The Company formed the Compensation Committee in the fourth quarter of fiscal 2000. The Compensation Committee consists of Messrs. Radowicz and Truher, both of whom are independent members of the Compensation Committee. The Compensation Committee's Report on Compensation is set forth below.

         The Company does not currently have a standing nominating committee.

DIRECTORS COMPENSATION

         Directors of the Company do not receive cash compensation for their services as members of the Board of Directors but are reimbursed for their reasonable expenses incurred in connection with attending meetings of the Board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules of the Securities and Exchange Commission (the "Commission") thereunder require the Company's executive officers, directors and greater than 10% stockholders to file reports of ownership and changes in ownership of the Common Stock with the Commission. Based on a review of such reports, the Company has determined that all reports required by Section 16(a) of the Exchange Act to be filed by its executive officers and directors during the last fiscal year were filed on time.

CERTAIN LEGAL PROCEEDINGS

         To the knowledge of management, during the fiscal year ended September 30, 2000, and to the date of this Annual Report, no material legal proceeding to which the Company is a party is pending nor is any known to be contemplated, and the Company knows of no legal proceedings pending or threatened, or judgements entered against a director or officer of the Company in his capacity.

FAMILY RELATIONSHIPS

         No family relationships exists among the directors and executive officers.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

SUMMARY COMPENSATION TABLE

         The following table summarizes all compensation paid to those persons who were at the end of the last completed fiscal year the Company's Chief Executive Officer and other highly compensated executive officers for services rendered in all capacities to the Company for the fiscal years ended September 30, 1999 and 2000.

                           SUMMARY COMPENSATION TABLE


                                                       Compensation
                                      ------------------------------------------------------------
                                                                                         Securities
                                                            Other Annual   Restricted    Underlying      LTIP     All Other
  Name and Principal                   Annual     Bonus     Compensation     Stock        Option/      Pay-outs    Compen-
      Position (1)          Year      Salary($)     ($)         ($)        Awards ($)     SARS (#)        ($)      sation ($)
      --------                        ---------     ---         ---        ----------     --------                -----------
Jeffery Phillips,         1999 (3)     96,000       -0-         -0-            -0-       400,000 (4)      -0-        -0-
CEO and Director (2)      2000 (3)     96,000       -0-         -0-            -0-       200,000 (7)      -0-        -0-

Roger C. Royce,           1999 (3)    120,000       -0-         -0-            -0-       425,000 (5)      -0-        -0-
Chief Operating           2000 (3)    120,000       -0-         -0-            -0-       150,000 (7)      -0-        -0-
Officer and Chairman

Gregory v. Gibson,        1999 (3)   96,000 (6)     -0-         -0-            -0-       125,000 (4)      -0-        -0-
Vice President, Legal     2000 (3)   96,000 (6)     -0-         -0-            -0-       75,000 (7)       -0-        -0-
and Director
----------------

(1) All other compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus of the named executive for such year.

(2) Mr. Phillips was the President and CEO of Global Investors Guide before its acquisition by the Company.

(3) Compensation determined on an annualized basis for the twelve months following the acquisition of Global Investors Guide in March 1999.

(4) Includes shares of Common Stock underlying options that are exercisable at $.50 per share. See "Certain Relationships and Related Transactions."

(5) Includes 75,000 shares of Common Stock underlying options that are exercisable at $1.50 per share, and 350,000 shares of Common Stock underlying options exercisable at $3.35 per share. See "Certain Relationships and Related Transactions."

(6)      Represents amounts paid as legal fees to Mr. Gibson's law firm.

(7) Includes shares of Common Stock underlying options that are exercisable at $3.75 per share. See "Certain Relationships and Related Transaction."


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

1999 STOCK OPTION AND INCENTIVE PLAN

         The 1999 Stock Plan was adopted by the Board of Directors on January 25, 1999, and first approved by the Company's stockholders in March 1999. The purpose of the 1999 Stock Plan is to assist the Company in the recruitment, retention and motivation of employees and of independent contractors who are in a position to make material contributions to the Company's progress. The 1999 Stock Plan offers a significant incentive to the employees and independent contractors of the Company by enabling such individuals to acquire the Common Stock, thereby increasing their proprietary interest in the growth and success of the Company. Pursuant to the approval of the stockholders at the last Annual Meeting of stockholders, the 1999 Stock Plan was amended to increase the number of shares reserved for issuance under the 1999 Stock Plan from 2,500,000 shares to 4,750,000 shares. See Item 4. Submission of Matters to Vote of Security Holders.

         The 1999 Stock Plan provides for the direct award or sale of shares of Common Stock and for the grant of both incentive stock options ("ISO") to purchase Common Stock intended to qualify for preferential tax treatment under
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonstatutory stock options ("NSO") to purchase Common Stock that do not qualify for such treatment under the Code. All employees (including officers) of the Company or any subsidiary and any independent contractor who performs services for the Company or a subsidiary are eligible to purchase shares of Common Stock and to receive awards of shares or grants of NSOs. Only employees are eligible to receive grants of ISOs. At September 30, 2000, 30 employees were eligible to be considered for the grant of options under the Stock Plan.

         A total of 4,750,000 shares of Common Stock are reserved for issuance under the 1999 Stock Plan. If any option granted under the 1999 Stock Plan expires or terminates for any reason without having been exercised in full, then the unpurchased shares subject to that option will once again be available for additional option grants. At September 30, 2000, options under the 1999 Stock Plan to purchase an aggregate of 2,356,000 shares of Common Stock were outstanding, which were exercisable at exercise prices ranging from $.50 to $6.75 per share. The Company has granted an additional 135,000 options subsequent to September 30, 2000. Of these options, 7,500 vest immediately, 7,500 vest six months from date of grant, 20,000 vest one year from date of grant and 100,000 vest ratable over a 30-month period. The options have exercise prices ranging from $0.50 to $3.00, with an average exercise price of $1.85. Based on the closing price of $1.9375 of the Common Stock on September 29, 2000, the market value of the shares underlying options outstanding at September 30, 2000, is approximately $4,564,750. A total of 2,265,000 shares of Common Stock are available for future issuance under the 1999 Stock Plan as of September 30, 2000.

         The Company has not made any determination with respect to future awards under the 1999 Stock Plan, and any allocation of such awards will be made only in accordance with the provisions of the 1999 Stock Plan, including the additional shares of stock that the stockholders are being asked to approve. The Company believes that the granting of options is necessary to attract the highest quality personnel as well as to reward and thereby retain existing key personnel. Moreover, the attraction and retention of such personnel is essential to the continued progress of the Company, which ultimately is in the interests of the Company's stockholders.

         At September 30, 2000, the below-identified persons or groups held options to purchase shares of Common Stock under the 1999 Stock Plan as follows:
(i) the Chief Executive Officer and other executive officers named under "Executive Compensation - Summary Compensation Table:" Jeffery Phillips (Chief Executive Officer, President and a director), 600,000 shares; Gregory v. Gibson (Vice President, Legal, Secretary and a director), 200,000 shares; Roger C. Royce (Chief Operating Officer and Chairman of the Board), 575,000 shares; (ii) all current executive officers of the Company as a group: 1,582,500 shares;
(iii) all current directors who are not executive officers as a group: 97,500 shares; (iv) all employees of the Company, including all current officers who are not executive officers, as a group: 644,500. See "Certain Transactions and Related Transactions". At September 30, 2000, the Company had granted to certain consultants options and warrants to purchase a total of 149,000 shares of the Company's Common Stock (including certain options issued to current directors and executive officers of the Company who were engaged as consultants on the dates on which such options were granted.)

         ADMINISTRATION

         The 1999 Stock Plan is administered by the Compensation Committee. Subject to the limitations set forth in the 1999 Stock Plan, the Board of Directors has the authority to determine, among other things, to whom options will be granted and shares will be sold, the number of shares, the term during which an option may be exercised and the rate at which the options may be exercised and the shares may vest.

         TERMS OF OPTIONS AND OF SHARES OFFERED FOR SALE

         The maximum term of each option that may be granted under the 1999 Stock Plan is 10 years. Stock options granted under the 1999 Stock Plan must be exercised by the optionee before the earlier of the expiration of such option or the date 90 days after termination of the optionee's employment, except that the period may be extended on certain events including death and termination of employment due to disability.

         The exercise price under each option will be established by the Board of Directors; however, the exercise price of an ISO cannot be lower than the fair market value of the Common Stock on the date of grant and the exercise price of a NSO may not be less than the par value per share of the Common Stock. The exercise price must be paid in full at the time of exercise. Under the 1999 Stock Plan, the exercise price is payable in cash or, in certain circumstances, Common Stock, cancellation of indebtedness or by promissory note.

         The terms of any sale of shares of Common Stock under the 1999 Stock Plan will be set forth in a common stock purchase agreement to be entered into between the Company and each purchaser. The Board of Directors will determine the terms and conditions of such stock purchase agreements, which need not be identical. The purchase price for shares of Common Stock sold under the 1999 Stock Plan may not be less than the par value of such shares. The purchase price may be paid, at the Board of Director's discretion, with a full-recourse promissory note secured by the shares, except that the par value of the shares must be paid in cash. Shares may also be awarded under the Stock Plan in consideration of services rendered before the award, without a cash payment by the recipient.

         Options may have such terms and be exercisable in such manner and at such times as the Board of Directors may determine. Common Stock transferred pursuant to the 1999 Stock Plan (including shares acquired upon the exercise of certain options) may be subject to repurchase by the Company in the event that any applicable vesting conditions are not satisfied. A holder of shares transferred under the 1999 Stock Plan has the same voting, dividend and other rights as the Company's other stockholders.

         AMENDMENT AND TERMINATION

         The 1999 Stock Plan may be amended at any time by the Board of Directors, subject to applicable laws. Unless sooner terminated by the Board of Directors, the 1999 Stock Plan will terminate on January 25, 2009, and, following such date, no further options may be granted or stock sold pursuant to such plan except upon the exercise of options granted before the termination date.

         EFFECT OF CERTAIN CORPORATE EVENTS

         In the event of a subdivision of the outstanding Common Stock or a combination or consolidation of the outstanding Common Stock (by reclassification or otherwise) into a lesser number of shares, a spin-off or a similar occurrence, a declaration of a dividend payable in Common Stock or, if in an amount that has a material effect on the price of the shares, in cash, or in the event of a merger or other reorganization, outstanding options will be subject to the agreement of merger or reorganization the Board of Directors will make adjustments in the number and/or exercise price of options and/or the number of shares available under the 1999 Stock Plan, as appropriate.

         CERTAIN FEDERAL INCOME TAX CONSEQUENCES OF OPTIONS UNDER THE 1999 STOCK PLAN

         Neither the optionee nor the Company will incur any federal tax consequences as a result of the grant of an option. The optionee will have no taxable income upon exercising an ISO (except that the alternative minimum tax may apply), and the Company will receive no deduction when an ISO is exercised. Upon exercising a NSO, the optionee generally must recognize ordinary income equal to the "spread" between the exercise price and the fair market value of Common Stock on the date of exercise; the Company will be entitled to a deduction for the same amount. In the case of an employee, the option spread at the time a NSO is exercised is subject to income tax withholding, but the optionee generally may elect to satisfy the withholding tax obligation by having shares of Common Stock withheld from those purchased under the NSO. The tax treatment of a disposition of option shares acquired under the 1999 Stock Plan depends on how long the shares have been held and on whether such shares were acquired by exercising an ISO or by exercising a NSO. The Company will not be entitled to a deduction in connection with a disposition of option shares, except in the case of a disposition of shares acquired under an ISO before the applicable ISO holding periods have been satisfied.

         The above description of tax consequences is based upon federal tax laws and regulations and does not purport to be a complete description of the federal income tax aspects of the 1999 Stock Plan.

INDIVIDUAL GRANTS

         During the fiscal year ended September 30, options and warrants to purchase 943,500 shares were granted to certain executive officers, directors, employees and consultants for exercise prices ranging from $2.75 to $4.50 per share pursuant to the vesting schedules of their respective agreements. All such options were granted under the Plan. The following tables set forth certain information at September 30, 2000, and for the fiscal year then ended with respect to stock options granted to and exercised by the individuals named in the Summary Compensation Table above.

                        OPTION GRANTS IN FISCAL YEAR 2000
                                                                                POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                                                      ANNUAL RATES OF STOCK PRICE
                                           INDIVIDUAL GRANTS                         APPRECIATION FOR OPTION TERM(4)
                        ---------------------------------------------------------         -----------------------
                        NUMBER OF       % OF
                        SECURITIES    TOTAL OPTIONS
                        UNDERLYING     GRANTED TO        EXERCISE
                         OPTIONS      EMPLOYEES IN         PRICE        EXPIRATION
NAME                    GRANTED(#)   FISCAL YEAR (1)      ($/SH)(2)       DATE(3)          5%($)           10%($)
----                    ----------   ---------------      ---------       -------          -----           ------
Jeffery Phillips          200,000         23.8%           $3.75         3/11/06        $ 207,211        $ 457,883

Roger C. Royce            150,000         17.8%            3.75         3/11/06          155,408          343,412


Gregory v. Gibson          75,000          8.9%            3.75         3/11/06           77,704          171,706

------------

(1) Based on options granted to certain directors, executive officers and employees to purchase 841,000 shares of the Company's Common Stock, but not including options granted to certain consultants to purchase 102,500 additional shares of Common Stock.

(2) The exercise price on the date of grant was equal to 100% of the fair market value on the date of grant.

(3) The options have a term of five years commencing from the date on which they were granted, subject to earlier termination in certain events related to termination of employment.

(4) The 5% and 10% assumed rates of appreciation are suggested by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. There can be no assurance that any of the values reflected in the table will be achieved.

OPTION EXERCISES DURING LAST FISCAL YEAR

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                         AND 2000 YEAR END OPTION VALUES

                                                                    NUMBER OF SECURITIES
                                                                   UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                                                                         OPTIONS AT         IN-THE-MONEY OPTIONS AT
                                                                    SEPTEMBER 30, 2000(#)   SEPTEMBER 30, 2000($)(2)
                                                                    ---------------------   ------------------------
                              SHARES ACQUIRED         VALUE             EXERCISABLE/              EXERCISABLE/
NAME                          ON EXERCISE (#)    REALIZED ($)(1)        UNEXERCISABLE            UNEXERCISABLE
----                          ---------------    ---------------        -------------            -------------

Jeffery Phillips                    --             $     --            400,000/200,000             $575,000/$0

Roger C. Royce                      --                   --            308,334/266,666              $32,813/$0

Gregory v. Gibson                   --                   --            125,000/75,000              $179,688/$0

------------

(1) Calculated on the basis of the fair market value of the underlying securities at the exercise date minus the exercise price.

(2) Calculated on the basis of the fair market value of the underlying securities at September 29, 2000 ($1.9375 per share) minus the exercise price.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The following table sets forth certain information as to the beneficial ownership of the capital stock of the Company at September 30, 2000, by: (i) each person known to the Company to beneficially own more than five percent (5%) of the capital stock of the Company; (ii) each of the Company's directors who owns shares; (iii) each of the Company's executive officers named under "Executive Compensation -- Summary Compensation Table"; and (iv) all executive officers and directors as a group. Unless otherwise indicated in the footnotes below, the address of each stockholder is 6405 Mira Mesa Boulevard, Suite 100, San Diego, CA 92121.

                                                            NUMBER OF SHARES
                                                              BENEFICIALLY             APPROXIMATE
                        NAME (1)                               OWNED (2)             PERCENTAGE OWNED

Jeffery Phillips (3).................................          2,006,880                    16.0%
Roger C. Royce (4)...................................            308,334                     2.5%
David Pollei (5).....................................             57,500                        *
Gregory v. Gibson (6)................................            125,000                     1.0%
Steven K. Radowicz (7)...............................             25,000                        *
James W. Truher (8)..................................             47,500                        *
All Named Executive Officers and Directors as a......          2,520,214                    19.6%
group (6 individuals)
----------------

*        Less than one percent (1%)

(1) Unless otherwise noted, the Company believes that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares owned by them.

(2) Beneficial ownership is determined in accordance with the applicable rules under the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from the date hereof, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Percentage ownership is based on 12,167,333 shares of Common Stock outstanding at September 30, 2000.

(3) Includes 400,000 shares issuable upon exercise of stock options exercisable at an exercise price of $.50 per share.

(4) Includes 75,000 shares issuable upon exercise of options exercisable at an exercise price of $1.50 per share, and 233,334 shares issuable upon exercise of options exercisable at an exercise price of $3.35 per share.

(5) Includes 7,500 shares issuable upon exercise of options exercisable at an exercise price of $4.69 per share and 50,000 shares issuable upon exercise of options exercisable at an exercise price of $4.00 per share.

(6) Includes 125,000 shares issuable upon the exercise of options exercisable at an exercise price of $.50 per share.

(7) Includes 25,000 shares issuable upon the exercise of options exercisable at a price of $1.50 per share.

(8) Includes 7,500 shares issuable upon the exercise of options exercisable at an exercise price of $4.69 per share and 40,000 shares issuable upon the exercise of options exercisable at an exercise price of $3.50 per share.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         In connection with the acquisition of Global Investors Guide in March 1999, all of the shares of Global Investors Guide were purchased from officers and a director of that company in exchange for restricted shares of the Company's Common Stock (the "exchange shares") on a pro rata basis. Mr. Phillips, President and director of that company, received 1,606,880 exchange shares, and Messrs. Fagan, Cullivan, Childers, and Arterburn, all executive officers of that company, received 54,780 shares each for an aggregate of 1,826,000 exchange shares. The Company received computer equipment, services and cash in exchange for a $100,000 amount due to a company 100% owned by Mr. Phillips, an executive officer and director of Ubrandit.com. The aggregate $100,000 amount due resulted from $50,000 advanced to the Company, office space provided the Company at $1,000 a month for 12 months, receptionist, secretarial, and clerical support services provided to the Company at $2,000 per month for 12 months, and the sale of following office equipment: copier, postage machine, shredder, address labeler, computer printer, two fax machines, and three computers. Such office equipment was sold to the Company for $14,000, which was purchased by Mr. Phillip's company within the preceding eighteen months for approximately $23,000. The entire amount due was converted to 200,000 shares of the Company's Common Stock, which were issued to such company. Mr. Phillips subsequently sold all of his interest in such company, which is now owned by an unrelated party.

         Mr. Gibson an executive officer and director, provides legal services to the Company through his law firm Gibson, Haglund and Paulsen. For the nine month period ended September 30, 1999, Mr. Gibson's law firm had received $66,000 for legal services rendered. For the year ended September 30, 2000, Mr. Gibson's law firm had received $96,000 for legal services rendered.

         Before his appointment as officer of the Company, Mr. Pollei provided services to the Company as a consultant. During the last fiscal year and through the month of April 2000, Mr. Pollei received consulting fees of $44,500. Beginning in May 2000, Mr. Pollei was retained as a full-time employee and receives a monthly salary of $6,750.

         During the fiscal year ended September 30, 1999, Mr. Phillips received options to purchase 400,000 shares of Common Stock. See "Executive Compensation
- Summary Compensation Table." In March 2000, Mr. Phillips received options to purchase 200,000 additional shares of Common Stock. The options granted to Mr. Phillips during the current fiscal year vest on March 11, 2001, and are exercisable at an exercise price of $3.75 per share.

         During the fiscal year ended September 30, 1999, Mr. Royce received options to purchase 425,000 shares of Common Stock. See "Executive Compensation
- Summary Compensation Table." In March 2000, Mr. Royce received options to purchase 150,000 additional shares of Common Stock. The options granted to Mr. Royce during the current fiscal year vest on March 11, 2001, and are exercisable at an exercise price of $3.75 per share.

         During the fiscal year ended September 30, 1999, Mr. Gibson received options to purchase 125,000 shares of Common Stock. See "Executive Compensation
- Summary Compensation Table." In March, Mr. Gibson received options to purchase 75,000 additional shares of Common Stock. These second set of options granted to Mr. Gibson during the current fiscal year are exercisable at an exercise price of $3.75 per share.

         On August 5, 1999, Mr. Pollei received options to purchase 7,500 shares of Common Stock at an exercise price of $4.69 per share, which were exercisable immediately at the date of grant. On October 19, 1999, Mr. Pollei received a second set of options to purchase 50,000 shares of Common Stock at an exercise price of $4.00 per share, of which options to purchase 30,000 shares are exercisable currently. Options to purchase the remaining 20,000 shares vest on October 19, 2000. In March 2000, Mr. Pollei received options to purchase 100,000 additional shares of Common Stock at an exercise price of $3.75 per share. The options granted to Mr. Pollei during the current fiscal year vest on March 11, 2001.

         On August 5, 1999, the Company granted to Mr. Truher, one of the Company's directors and a director nominee, options to purchase 7,500 shares of Common Stock at an exercise price of $4.69 per share. These options are exercisable immediately. In February 2000, the Company granted to Mr. Truher options to purchase 40,000 additional shares of Common Stock. These second set of options granted to Mr. Truher vest on February 24, 2001, and are exercisable at $3.50 per share.

         On March 5, 1999, the Company granted to Mr. Radowicz options to purchase 25,000 shares of Common Stock, which are exercisable immediately at $1.50 per share. On March 11, 2000, Mr. Radowicz received options to purchase 25,000 additional shares of Common Stock. These second set of options granted to Mr. Radowicz vest on March 11, 2001, and are exercisable at an exercise price of $3.75 per share.

         In connection with the employment of Mr. Joseph Larkin in March 2000, we granted to Mr. Larkin options to purchase 50,000 shares of Common Stock at an exercise price of $3.75 per share. Such options vest one year from the grant date.

         All options granted to directors and officers through the date of filing of this Annual Report are exercisable for a period of five years after the date on which they vest.

         With respect to the planned acquisition of Mindtronics Corporation, the Company's Chairman of the Board of Directors and Chief Operating Officer owns 1,000,000 shares (approximately 10% as of September 30, 2000) of Mindronics' common stock.

                                     PART IV

ITEM 14 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
----------------------------------------------------------------------------

         a.       The following documents are filed as part of this report.

                  1.       Consolidated Financial Statements

                           See "Index to Consolidated Financial
                           Statements"--Item 8.

                  2.       Exhibits

                           See "Exhibit Index."

         b. Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 2000.

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

Dated: January 3, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                     Capacity                               Date

/s/ Jeffrey Phillips          President, Chief Executive Officer,     January 3, 2001
--------------------          and Director
Jeffrey Phillips

/s/ Roger C. Royce            Chairman of the Board of Directors      January 3, 2001
------------------            and Chief Operating Officer
Roger C. Royce

/s/ Gregory V. Gibson         Vice President, Legal, Director         January 3, 2001
--------------------
Gregory v. Gibson

/s/ Mark Cullivan             Controller                              January 3, 2001
-----------------
Mark Cullivan

/s/ James W. Truher           Director                                January 3, 2001
-------------------
James S. Truher


                                  EXHIBIT INDEX

Exhibit No.        Description of Exhibits
-----------        -----------------------

2.1 Agreement and Plan of Reorganization for the Acquisition of all of the Outstanding Shares of Common Stock of Global Investors Guide by Ubrandit.com (1)

2.1.1 Agreement and Plan of Merger by and among Ubrandit.com, Inc., Ubrandit Acquisition Corp. and Mindtronics Corporation dated December 4, 2000.
         (7)

3.1      Ubrandit.com Articles of Incorporation and amendments (1)

3.2      Ubrandit.com By-laws (1)

3.3      Registrant's Restated Bylaws (4)

4.1      Specimen of Common Stock Certificate (4)

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

10.4 Information Distribution Agreement with S&P Comstock dated as of January 16, 1998 (1)

10.5 Database License Agreement with Baker & Taylor, Inc. dated as of January 1, 1999 (2)

10.6 Computer Software License Agreement with Townsend Analytics, dated April 21, 1998 (1)

10.7     License Agreement with Muze Inc. [undated] (1)

10.8 Agreement with Communications Corporations of America, dated April 3, 2000 (5)

10.9     Agreement with White Knight broadcasting, dated April 20, 2000 (5)

10.10    Agreement with Clicksmart.com, Inc., dated effective May 4, 2000 (6)

10.11    Agreement with Citadel Broadcasting Company, dated July 1, 2000 (6)

11.1 Statement of Computation of per share earnings (reference is made to the Statement of Operations included in the Financial Statements filed herewith).

21.1 Subsidiary of Registrant Global Investment Guide, Inc. Articles of Incorporation (1)

21.2     Subsidiary of Registrant Global Investment Guide, Inc. Bylaws (1)

99.1 Press release dated December 5, 2000, announcing the acquisition of Mindtronics Corporation. (7)
------------------

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

(4) Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form 8-A on February 10, 2000.

(5) Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form 10-Q/A on March 31, 2000

(6) Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form 10-Q/A filed June 30, 2000

(7) Previously filed with the Securities and Exchange Commission on the Company's Current Report on Form 8-K, which was filed on December 5, 2000.

                       UBRANDIT.COM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Report of Independent Certified Public Accountants (BDO Seidman, LLP)       F-2

Report of Independent Auditors (Stark Tinter & Associates, LLC)             F-3

Consolidated Balance Sheets                                                 F-4

Consolidated Statements of Operations                                       F-5

Consolidated Statements of Shareholders' Equity                             F-6

Consolidated Statements of Cash Flows                                       F-7

Notes to Consolidated Financial Statements                            F-9 - F-21

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Ubrandit.com, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Ubrandit.com, Inc. and Subsidiaries (the "Company") as of September 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ubrandit.com, Inc. and Subsidiaries as of September 30, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 8 to the consolidated financial statements, the Company has suffered substantial recurring losses from operations, expects to incur additional losses, and has entered into a definitive agreement to acquire a development-stage company with a history of substantial operating losses and to which the Company has agreed to advance $750,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                            /s/ BDO SEIDMAN, LLP

Costa Mesa, California
November 14, 2000, except for
     Note 8 as to which the date
     is December 22, 2000

REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Ubrandit.com, Inc.


We have audited the accompanying consolidated balance sheet of Ubrandit.com, Inc. as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine month period ended September 30, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ubrandit.com, Inc. as of September 30, 1999, and the results of its operations and its cash flows for the nine months ended September 30, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/ Stark Tinter & Associates, LLC



Englewood, Colorado
November 5, 1999


                       UBRANDIT.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                     September 30,  September 30,
                                                                         2000           1999
                                                                     ------------   ------------
ASSETS

Current assets:
     Cash and cash equivalents                                       $ 3,700,864    $ 5,613,922
     Accounts receivable                                                   9,294          7,290
     Subscription receivable                                                  --         51,000
     Other receivables                                                     5,675             --
     Prepaid expenses                                                     86,190         20,750
     Inventory, net of reserve of $7,500 (2000)                           27,493             --
     Deposits                                                             50,374         11,872
                                                                     ------------   ------------

Total current assets                                                   3,879,890      5,704,834

Other assets (Notes 3 and 4):
     Property and equipment, net of accumulated depreciation of
         $136,230 (2000) and $38,580 (1999)                              403,337        150,567
     Core technology, net of accumulated amortization of $113,210
         (2000) and $18,210 (1999)                                       361,790        456,790
     Goodwill, net of accumulated amortization of $225,053 (2000)
         and $52,845 (1999)                                            1,320,310        594,354
     Other                                                                    --          1,110
                                                                     ------------   ------------

                                                                     $ 5,965,327    $ 6,907,655
                                                                     ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $   177,814    $    45,581
     Accrued expenses                                                     45,314          3,257
     Current portion of leases payable (Note 7)                           35,243          5,129
     Customer deposits                                                    39,434             --
     Accrued compensation                                                 62,690         16,067
     Payroll taxes payable                                                33,483          7,607
                                                                     ------------   ------------

Total current liabilities                                                393,978         77,641

     Leases payable, net of current portion (Note 7)                      30,544          8,859
                                                                     ------------   ------------

Total liabilities                                                        424,522         86,500
                                                                     ------------   ------------

Commitments and contingencies (Notes 7 and 8)

Shareholders' equity (Note 5):
     Common stock, $0.001 par value. Authorized 25,000,000 shares;
         issued and outstanding 12,167,333 (2000) and 11,738,333
         (1999) shares                                                    12,167         11,738
     Additional paid in capital                                        8,980,333      7,857,262
     Accumulated deficit                                              (3,451,695)    (1,047,845)
                                                                     ------------   ------------

Total shareholders' equity                                             5,540,805      6,821,155
                                                                     ------------   ------------

                                                                     $ 5,965,327    $ 6,907,655
                                                                     ============   ============


See reports of independent certified public accountants, and accompanying notes to consolidated financial statements.


                       UBRANDIT.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                Nine months
                                                 Year ended        ended        Year ended
                                                September 30,   September 30,   December 31,
                                                     2000           1999             1998
                                                -------------   -------------   -------------
Revenues from sales                             $    869,623    $     35,656    $         --

Cost of sales                                      1,100,405         567,286             (--)
                                                -------------   -------------   -------------

Gross margin                                        (230,782)       (531,630)             --


Operating expenses:
     Sales, general and administrative             2,032,420         456,575              13
     Depreciation and amortization                   365,969          90,520              80
                                                -------------   -------------   -------------

Loss from operations                              (2,629,171)     (1,078,725)            (93)

Other income (expense):
     Interest income                                 233,349          32,366              --
     Interest expense                                 (8,028)         (1,393)             --
                                                -------------   -------------   -------------

Net loss                                        $ (2,403,850)   $ (1,047,752)   $        (93)
                                                =============   =============   =============

Per share information:
     Weighted average shares outstanding -
         basic and diluted                        11,912,141       9,353,151         777,041
                                                =============   =============   =============

Net loss per common share - basic and diluted   $      (0.20)   $      (0.11)   $      (0.00)
                                                =============   =============   =============


See reports of independent certified public accountants, and accompanying notes to consolidated financial statements.


                       UBRANDIT.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  Additional
                                            Common Stock           Paid in     Accumulated
                                        Shares        Amount       Capital        Deficit        Total
                                     ------------  ------------  ------------  ------------   ------------
Balance at December 31, 1997              40,000   $        40   $       360   $        --    $       400
         (see Note 5)
Stock issued for cash at $0.01 per
     share net of issuance cost          860,000           860         4,540            --          5,400
Stock issued for cash at $0.01 per
     share net of issuance cost        4,140,000         4,140        34,260            --         38,400
Net loss                                      --            --            --           (93)           (93)
                                     ------------  ------------  ------------  ------------   ------------

Balance at December 31, 1998           5,040,000         5,040        39,160           (93)        44,107
         (see Note 5)
Stock issued for cash at $0.50 per
     share, net of issuance costs      1,890,000         1,890       935,110            --        937,000
Stock issued in a business
     combination (Note 3)              1,826,000         1,826       911,174            --        913,000
Stock issued as repayment for debt
     and accrued interest                300,000           300       163,951            --        164,251
Stock issued to a related party as
     repayment for advance               200,000           200       361,800            --        362,000
Stock issued for cash at $1.00 per
     share, net of issuance costs      1,000,000         1,000       989,000            --        990,000
Stock issued for cash and
     subscription receivable at
     $3.00 per share, net of
     issuance costs                    1,482,333         1,482     4,409,977            --      4,411,459
Warrants issued for services
     rendered                                 --            --        47,090            --         47,090
Net loss                                      --            --            --    (1,047,752)    (1,047,752)
                                     ------------  ------------  ------------  ------------   ------------

Balance at September 30, 1999         11,738,333        11,738     7,857,262    (1,047,845)     6,821,155
         (see Note 5)
Stock issued upon exercise of
     options                             129,000           129       185,871            --        186,000
Stock issued in connection with
     acquisition (Note 3)                300,000           300       937,200            --        937,500
Net loss                                      --            --            --    (2,403,850)    (2,403,850)
                                     ------------  ------------  ------------  ------------   ------------

Balance at September 30, 2000         12,167,333   $    12,167   $ 8,980,333   $(3,451,695)   $ 5,540,805
                                     ============  ============  ============  ============   ============

See reports of independent certified public accountants, and accompanying notes to consolidated financial statements.

                       UBRANDIT.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Nine months
                                                          Year ended       ended        Year ended
                                                         September 30,  September 30,  December 31,
                                                             2000           1999           1998
                                                         ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $(2,403,850)   $(1,047,752)   $       (93)
Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                         365,969         90,520             --
       Write-off of inventory                                 13,848             --             --
       Provision for inventory obsolescence                    7,500             --             --
       Compensation expense related to debt conversion             -        262,000             --
       Compensation related to warrants                            -         47,090             --
       Changes in operating assets and liabilities,
         net of business acquisitions:
         Accounts and other receivables                       (7,679)           823             --
         Prepaid expenses                                    (65,440)       (21,600)          (320)
         Inventory                                               699             --             --
         Deposits                                             (7,755)       (11,872)            --
         Accounts payable                                    132,233         28,060             --
         Accrued expenses                                     42,057          4,058            400
         Customer deposits                                    39,434             --             --
         Accrued compensation                                 46,623         16,067             --
         Payroll taxes payable                                25,876          7,607             --
                                                         ------------   ------------   ------------

Net cash used in operating activities                     (1,810,485)      (624,999)           (13)
                                                         ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                     (127,583)      (109,283)            --
     Cash acquired in business combination                         -         18,660             --
     Payments for business acquisition                      (195,792)            --             --
                                                         ------------   ------------   ------------

Net cash used in investing activities                       (323,375)       (90,623)            --
                                                         ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of capital lease obligations                 (16,198)        (2,102)            --
     Net proceeds from issuance of common stock, net
         of issuance costs                                         -      6,338,459         43,800
     Subscription receivable                                  51,000        (51,000)            --
     Proceeds from exercise of stock options                 186,000             --             --
                                                         ------------   ------------   ------------

Net cash provided by financing activities                    220,802      6,285,357         43,800
                                                         ------------   ------------   ------------

Net increase (decrease) in cash                           (1,913,058)     5,569,735         43,787

CASH AND CASH EQUIVALENTS, beginning of period             5,613,922         44,187            400
                                                         ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, ending of period              $ 3,700,864    $ 5,613,922    $    44,187
                                                         ============   ============   ============

See reports of independent certified public accountants, and accompanying notes to consolidated financial statements.


                       UBRANDIT.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                   Nine months
                                                    Year ended        ended         Year ended
                                                   September 30,   September 30,   December 31,
                                                       2000            1999            1998
                                                   -------------   -------------   -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
     CASH PAID DURING THE PERIOD FOR:
         Interest                                  $      8,028    $      1,393    $         --
                                                   =============   =============   =============
         Income taxes                              $         --    $         --    $         --
                                                   =============   =============   =============


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
     Net tangible assets (liabilities) acquired
         in business combination                   $    235,127    $   (209,198)   $         --
                                                   =============   =============   =============

     Issuance of common stock in business
         acquisition                               $    937,500    $    913,000    $         --
                                                   =============   =============   =============

     Core technology recorded in business
         combination                               $         --    $    475,000    $         --
                                                   =============   =============   =============


     Goodwill recorded in business
         combination                               $    898,165    $    647,198    $         --
                                                   =============   =============   =============

     Issuance of stock in repayment of
         convertible debt                          $         --    $   (164,251)   $         --
                                                   =============   =============   =============

     Issuance of stock in repayment of
         related party advances                    $         --    $   (100,000)   $         --
                                                   =============   =============   =============

     Property and equipment acquired under
         capital leases                            $     67,997    $         --    $         --
                                                   =============   =============   =============


See reports of independent certified public accountants, and accompanying notes to consolidated financial statements.

                       UBRANDIT.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2000 AND 1999, AND DECEMBER 31, 1998

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND BUSINESS

        Ubrandit.com ("Ubrandit" or the "Company") was incorporated on December 19, 1997 in the State of Nevada under the name of Mount Merlot Estates, Inc. On January 14, 1999, the Company's name was changed to Virtual Brand, Inc. The name was again changed to Ubrandit.com on February 18, 1999. The Company's primary concentrations are in providing of "branded" financial and e-commerce Web-based systems. The Company's branded e-commerce system provides online access to books, CDs and videos. The Company's financial system provides online access to stock quotes, personal portfolio management, mutual fund data, news releases, investor reports and exclusive editorial content. The Company also owns Clicksmart.com, Inc., through which it also provides specialty books, CDs and videos through mail order and online services.

        FISCAL YEARS

        Beginning with the period September 30, 1999, the Company changed its fiscal year from December 31 to September 30. Accordingly, the accompanying financial statements include the audited financial statements for the year ended December 31, 1998, the nine months ended September 30, 1999, and year ended September 30, 2000.

        PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements include the financial statements of Ubrandit.com and its wholly owned subsidiaries, including Ubrandit ISP.com, Inc., JungleJeff.com, Inc., Global Investors Guide, and Clicksmart.com, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

        REVENUE RECOGNITION

        The Company recognizes revenue from product sales when the products are received by the customers. For all product sales transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers, although these risks are mitigated through arrangements with credit card issuers, shippers and suppliers.

        The Company realizes mailing list revenue for Global Investors Guide on the date the customer uses the mailing list. The rental is limited to a one-time use for each customer at the time the list is rented.

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consists of all highly liquid investments with an original maturity of three months or less.

        INVENTORIES

        Inventories are stated at the lower of cost (first-in, first out) or market (net realizable value).

                       UBRANDIT.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               SEPTEMBER 30, 2000 AND 1999, AND DECEMBER 31, 1998

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        GOODWILL AND CORE TECHNOLOGY

        Goodwill represents the excess of the purchase price over net assets acquired through business combinations accounted for as a purchase and is amortized on a straight-line basis over its estimated useful life of five to seven years (see Note 3).

        Core technology is carried at cost and is amortized on a straight-line basis over its estimated useful life of five years (see Note 3).

        PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets (or lease term, if shorter), which range from 3 to 7 years. Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

        LONG-LIVED ASSETS

        The Company reviews the carrying amount of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        INCOME TAXES

        The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

        SEGMENT REPORTING

        The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                       UBRANDIT.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               SEPTEMBER 30, 2000 AND 1999, AND DECEMBER 31, 1998


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        STOCK-BASED COMPENSATION

        The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for its employee stock option plans, unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

        EARNINGS (LOSS) PER SHARE AND SHARES OUTSTANDING

        Earnings (loss) per share is calculated pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Basic and diluted EPS are the same as the effect of common stock equivalents on earnings (loss) per share is antidilutive for all periods presented. Common stock equivalents excluded from the calculation of earnings (loss) per share total 2,376,000 and 1,571,000 at September 30, 2000 and 1999, respectively.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2000 and 1999, the fair value of all financial instruments approximated carrying value.

        COMPREHENSIVE INCOME

        The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") during Fiscal 2000. SFAS 130 established new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 had no effect on the accompanying consolidated financial statements, because the Company had no other components of comprehensive income for all periods presented.

        ADVERTISING

        Advertising costs are expenses as incurred. Advertising costs totaling $46,331 and $0 for the year ended September 30, 2000 and the nine-month period ended September 30, 1999, respectively.

        RESEARCH AND DEVELOPMENT EXPENSES

        Expenditures for research and development are expensed as incurred.

                       UBRANDIT.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               SEPTEMBER 30, 2000 AND 1999, AND DECEMBER 31, 1998


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        RELATED PARTY TRANSACTION

        A board member of the Company also provides legal services to the Company. The fees paid to said board member's law firm totaled $96,000 and $66,000 for the year ended September 30, 2000 and the nine-month period ended September 30, 1999, respectively.

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

        AMERICAN STOCK EXCHANGE LISTING

        The Company's common stock may be delisted from the American Stock Exchange if it fails to comply with applicable listing requirements. Under the rules of the American Stock Exchange, among others, the exchange may delist from trading any stock that trades below $1.00 for more than 30 consecutive trading days. The Company's inability to maintain its listing on the American Stock Exchange, could have an adverse effect on the market for its common stock and the ability of its stockholders to sell their shares.

        CONCENTRATION OF CREDIT RISK

        Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions. The cash balances are approximately $3,500,000 and $5,300,000 at September 30, 2000 and 1999, respectively, in excess of the amounts insured by the Federal Deposit Insurance Corporation.

        The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

        NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collective referred to as derivatives), and for hedging activities. SFAS No 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not engage in, nor does it expect to engage in, derivative or hedging activities and, accordingly, the Company anticipates there will be no impact to its consolidated financial statements.

                       UBRANDIT.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               SEPTEMBER 30, 2000 AND 1999, AND DECEMBER 31, 1998


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

        In July 2000, the EITF reached a consensus on EITF Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Application of the provisions of this consensus did not change the Company's existing accounting policies.

        RECLASSIFICATIONS

        Certain reclassifications have been made to the prior year consolidated financial statements to be consistent with the 2000 presentation.

2.      GOING CONCERN

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered substantial recurring losses from operations, expects to incur additional losses, and has entered into a definitive agreement to acquire a development-stage company with a history of substantial operating losses and to which the Company has agreed to advance $750,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The Company has taken certain actions in an effort to become profitable and improve cash flow from operations in the future. These actions include seeking new revenue opportunities and additional financing sources. In addition, the Company has entered into a plan of merger with Mindtronics Corporation (see Note 8). Management continues to implement plans to increase revenues, reduce existing cost structures, improve operating efficiencies, and strengthen the Company's operating infrastructure. There can be no assurances that management will be successful in the implementation of its plans.

3.      ACQUISITIONS

        On March 11, 1999 the Company entered into an Agreement and Plan of Exchange with a corporation, Global Investors Guide. As of March 11, 1999, Global became a wholly owned subsidiary of the Company. The acquisition was accounted for as a purchase in which the Company acquired all of the net liabilities of Global and all of the outstanding shares of Global's common stock. In the transaction the Company issued 1,826,000 shares of common stock, at a price per share of $0.50, for a value of $913,000. A price of $0.50 per share was used to value the stock issued in the acquisition transaction as the sale of approximately 2,000,000 shares one month prior to the merger at $0.50 per share is the best indicator of value

                       UBRANDIT.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               SEPTEMBER 30, 2000 AND 1999, AND DECEMBER 31, 1998

3.      ACQUISITIONS (CONTINUED)

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

        The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on January 1, 1998 and January 1, 1999, respectively:

                                                 Nine months ended          Year ended
                                                   September 30,           December 31,
                                                       1999                    1998
                                              ------------------------   -----------------
       Total revenues                          $           66,342        $        361,678
       Net loss                                $       (1,175,184)       $       (149,676)
       Basic and diluted loss per share        $            (0.12)       $          (0.06)

        The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the merger occurred on the dates indicated or which may be obtained in the future.

        Effective April 30, 2000, the Company acquired certain assets of Clicksmart.com, Inc. pursuant to the terms of an Asset Purchase Agreement. The purchase price of the acquisition included the issuance of 300,000 shares of the Company's common stock, with a fair market value of $937,500, and a cash payment of $195,792. The acquisition has been accounted for using the purchase method of accounting and the assets acquired were recorded at their estimated fair values at the date of the acquisition. The cost in excess of the net assets acquired was $898,165, which is being amortized on a straight-line basis over the estimated useful life of seven years.

        The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred at the beginning of the respective periods presented below.

                                                   Year ended         Nine months ended
                                                  September 30,          September 30,
                                                       2000                  1999
                                              --------------------   -------------------
       Total revenues                         $         1,873,946      $       550,382
       Net loss                               $        (2,548,223)     $    (1,239,508)
       Basic and diluted loss per share       $             (0.21)     $         (0.13)

        The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the merger occurred on the dates indicated or which may be obtained in the future.

                       UBRANDIT.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               SEPTEMBER 30, 2000 AND 1999, AND DECEMBER 31, 1998


4.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                              September 30,           September 30,
                                                                  2000                     1999
                                                           --------------------     -------------------

       Computer equipment                                  $           400,025      $          128,622
       Office furniture and equipment                                   55,455                  44,434
       Assets held under capital lease obligations                      84,087                  16,091
                                                           --------------------     -------------------

                                                                       539,567                 189,147

       Less accumulated depreciation and amortization                 (136,230)                (38,580)
                                                           --------------------     -------------------

                                                           $           403,337      $          150,567
                                                           ====================     ===================

        Included in accumulated depreciation and amortization is $18,178 and $2,235 of amortization related to assets held under capital lease obligations as of September 30, 2000 and 1999, respectively.

5.      SHAREHOLDERS' EQUITY

        COMMON STOCK

        During December 1997 and February 1998, 40,000 and 860,000, shares of stock were issued to various investors at $0.01 per share for cash of $400 and $5,400, pursuant to a Regulation D offering. Issuance costs were $3,200.

        During December 1998, 4,140,000 shares of stock were issued to various investors at $0.01 per share for cash of $38,400, pursuant to a Regulation D offering. Issuance costs were $3,000.

        During February 1999, 1,890,000 shares of stock were issued to various investors at $0.50 per share for cash of $945,000, pursuant to a Regulation D offering. Issuance costs were $8,000.

        On March 11, 1999 1,826,000 shares of stock were issued in conjunction with the acquisition of Global (see Note 3).

        During March 1999, the Company converted $150,000 of debt and $14,251 of accrued interest due to an unrelated party into 300,000 shares of stock at a value of $164,251. The stock was valued at approximately $0.50 per share, the fair value of the Company's common stock as of January 1999 (the date of the commitment with the unrelated party). The per share price of $0.50 was the price of shares sold in the Company's private offering nearest to January 1999. The Company issued the shares in April 1999.

        During March 1999 the Company converted an amount due to a related party of $100,000 into 200,000 shares of stock at a value of $362,000. The stock was valued $1.81 per share, the closing price of the Company's common stock on the date of the conversion. The difference of $262,000 between the amount due of $100,000 and value assigned to the shares of stock of $362,000 was recorded as compensation expense to the President of the Company in 1999. The Company issued the shares in April 1999.

                       UBRANDIT.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               SEPTEMBER 30, 2000 AND 1999, AND DECEMBER 31, 1998

5.      SHAREHOLDERS' EQUITY (CONTINUED)

        During April 1999, 1,000,000 shares of stock were issued to various investors at $1.00 per share for cash of $1,000,000, pursuant to a Regulation D offering. Issuance costs were $10,000.

        During August 1999, 1,482,333 shares of stock were issued to various investors at $3.00 per share for cash of $4,446,999 pursuant to a Regulation S offering. Issuance costs were $35,540.

        During the year ended September 30, 2000, employees exercised 10,000 options at $0.75 per share and 119,000 options at $1.50 per share.

        During the year ended September 30, 2000, the Company issued 300,000 shares valued at $937,500 in connection with an acquisition (see Note
        3).

        STOCK OPTIONS

        In March 1999, the Company adopted the 1999 Stock Option Plan (the "Plan"). The Plan is administered by a committee appointed by the Board of Directors (the "Committee") which determines the recipients and the terms of the options granted. The Plan provides that options granted may be either incentive stock options or non-statutory stock. Options may be granted to eligible employees, directors, consultants, vendors, customers, and others to purchase shares of the Company's common stock at a price generally not less than 110% of the fair market value of the common stock on the date of grant for incentive stock options and not less than 85% for non-statutory stock options. The Plan provides for the granting of options for up to 2,500,000 shares of the Company's common stock. During 2000, the plan was revised to increase the number of options available for grant to 4,750,000. Options may expire up to five years from the date of grant, subject to termination of employment.

        The Company accounts for stock-based compensation for non-employees using the fair value of the option award on the measurement date. Compensation for non-employee stock options are recorded in the period earned.

        A summary of stock option activity is as follows:

                                                                                                    Weighted
                                                                                                     Average
                                                 Number of        Price Per         Aggregate       Exercise
                                                   Shares           Share             Price           Price
                                                -------------    --------------    -------------   -------------

         Balance, December 31, 1998                       --     $        --       $         --    $         --

         Options granted                           1,551,500       0.50-6.75          2,434,225            1.57
                                                -------------    --------------    -------------   -------------

         Balance, September 30, 1999               1,551,500       0.50-6.75          2,434,225            1.57

         Options granted                             943,500       2.75-4.50          3,500,775            3.71
         Options exercised                          (129,000)      0.75-1.50           (186,000)          (1.44)
         Options forfeited/cancelled                 (10,000)        4.93               (49,300)          (4.93)
                                                -------------    --------------    -------------   -------------

         Balance, September 30, 2000               2,356,000     $ 0.50-6.75       $  5,699,700    $       2.42
                                                =============    ==============    =============   =============

                       UBRANDIT.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               SEPTEMBER 30, 2000 AND 1999, AND DECEMBER 31, 1998

5.      SHAREHOLDERS' EQUITY (CONTINUED)

        The following table summarizes information with respect to stock options outstanding at September 30, 2000:

                   Options Outstanding                          Options Exercisable
   -----------------------------------------------------   -------------------------------
                                             Weighted
                            Number           Average          Number            Weighted
                        Outstanding at      Remaining      Exercisable at       Average
      Exercise           September 30,     Contractual      September 30,       Exercise
       Prices               2000              Life              2000             Price
   ----------------  -------------------  --------------   ----------------    -----------
              $.50              775,000             3.3            775,000     $      .50
             $1.50              231,000             4.3            231,000           1.50
             $2.75               47,500             5.7                  -              -
       $3.03-$3.75            1,181,000             5.2            238,334           3.34
       $4.00-$4.93              107,500             4.7             87,500           4.40
             $6.75               14,000             4.5             14,000           6.75
   ----------------  -------------------  --------------   ----------------    -----------

        $.50-$6.75            2,356,000             4.5          1,345,834     $     1.49
   ================  ===================  ==============   ================    ===========

        If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted during the year ended September 30, 2000, the nine months ended September 30, 1999 and the year ended December 31, 1998 has been estimated based on a Black-Scholes valuation model with the following assumptions: no dividend yield; expected volatility of 25% to 82% in 2000 and 110% to 118% in 1999, based on historical results; risk-free interest rates of 6.5% in 2000 and 4.8% in 1999; and average expected lives of 2.5 years in 2000 and 5 years in 1999.

        The weighted average fair value of the options granted during the periods was $1.11 per share in 2000 and $1.11 per share in 1999.

        The following table sets forth the net loss and loss per share amounts for the periods presented as if the Company had elected the fair value method of accounting for stock options:

                                                                                 Nine Months
                                                                                    Ended
                                                         Year Ended             September 30,
                                                        September 30,                1999
                                                            2000                  (restated)
                                                      ------------------       -----------------
       NET LOSS
             As reported                              $      (2,403,850)       $     (1,047,752)
                                                      ==================       =================
             Pro forma                                $      (3,716,351)       $     (1,818,157)
                                                      ==================       =================

       BASIC AND DILUTED LOSS PER SHARE
             As reported                              $           (0.20)       $          (0.11)
                                                      ==================       =================
             Pro forma                                $           (0.32)       $          (0.19)
                                                      ==================       =================

                       UBRANDIT.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               SEPTEMBER 30, 2000 AND 1999, AND DECEMBER 31, 1998

5.      SHAREHOLDERS' EQUITY (CONTINUED)

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

        Additional incremental compensation expense includes the excess of fair values of options granted during the period over any compensation amounts recorded for options whose exercise prices were less than the market value at date of grant, and for any expense recorded for non-employee grants.

        All such incremental compensation is amortized over the related vesting period, or expensed immediately if fully vested. The above calculations include the effects of all grants in the periods presented. Because options often vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net income (loss) in future years.

        The Company accounts for stock-based compensation for employees under the "intrinsic value" method. Under this method, no compensation expense is recorded for these plans and arrangements for current employees whose grants provide for exercise prices at or above the market price on the date of grant. Compensation expense for employees is recorded based on intrinsic value (excess of market price over exercise price on measurement date) which is accounted for as unearned compensation and is reflected as a separate component of shareholders' equity until earned. All options awarded to employees during the years ended September 30, 2000 and 1999, were granted with exercise prices which equaled or exceeded the market price of the common stock at the date of grant.

        WARRANTS

        During July 1999 the company issued warrants to purchase 20,000 shares of the Company's common stock to an unrelated third party in consideration of consulting services rendered. These warrants are exercisable at $4.56 per share, which was fair market value at date of issuance. One half of the warrants vest one year from date of grant and the balance vest eighteen months after date of grant. The warrants expire in June 2004. In accordance with SFAS No. 123 these warrants were recorded as compensation expense as of the date of issuance. The weighted average fair value of the warrants was $2.36 per warrant for calculated compensation expense of $47,090. The following weighted average assumptions were used for grant: risk-free interest rate of 4.8%, no dividend yield, expected volatility of 110% and average expected life of 1.5 years.

6.      INCOME TAXES

        The provision for income taxes for the year ended September 30, 2000, the nine months ended September 30, 1999, and year ended December 31, 1998 is comprised of the minimum current state income tax. Differences between the statutory and effective tax rates are primarily due to valuation allowances recorded to offset deferred tax benefits associated with net operating losses.

                       UBRANDIT.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               SEPTEMBER 30, 2000 AND 1999, AND DECEMBER 31, 1998

6.      INCOME TAXES (CONTINUED)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities are comprised primarily of the future tax benefit of the Company's net operating loss carryforward of approximately $1.1 million at September 30, 2000. Such deferred tax asset is offset by a valuation allowance equal to the total net deferred tax asset balance.

        As of September 30, 2000, the Company has a federal net operating loss carryforward of approximately $2.8 million, expiring through 2020, and a state net operating loss carryforward of approximately $1.8 million, expiring through 2005.

        The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of September 30, 2000 and 1999.

7.      COMMITMENTS AND CONTINGENCIES

        LEASES

        During 2000, the Company entered into an agreement to lease a new corporate facility. The lease has an initial term of eighteen months. The Company has also acquired certain equipment under capital leases which are payable in various scheduled monthly installments through March 2003.

        Future minimum lease payments are as follows:

                                                                       Operating
       YEARS ENDING SEPTEMBER 30,                                        Leases           Capital Leases
       ---------------------------------------------------------     ---------------     -----------------
       2001                                                          $      154,454      $        43,307
       2002                                                                  80,049               26,524
       2003                                                                      --                8,851
                                                                     ---------------     -----------------

       Total minimum lease payments                                  $      234,503               78,682
                                                                     ===============

       Amount representing interest ranging from 16% to 19%                                      (12,895)
                                                                                         ----------------
                                                                                                  65,787
       Present value of future minimum capital lease
           obligations, current portion                                                          (35,243)
                                                                                         -----------------

                                                                                         $        30,544
                                                                                         =================

                       UBRANDIT.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               SEPTEMBER 30, 2000 AND 1999, AND DECEMBER 31, 1998

7.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

        Total rent expense for the periods ended September 30, 2000, September 30, 1999 and December 31, 1998 were $134,231, $56,167 and $0, respectively.

        EMPLOYMENT AGREEMENTS

        The Company has an employment agreement with the President of Clicksmart which provides for a specified salary plus incentive compensation and other benefits through May 2002.

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

        The Company's subsidiary Global entered into a License Agreement with an unrelated company on January 19, 1999. The Agreement grants a non-exclusive, non-transferable, limited right to use data feeds for music, video, books and an encyclopedia of popular music. Under the terms of the one-year agreement, Global will pay the greater of a minimum monthly fee of $3,500 or a calculated fee based on a fixed price per unit sold. These fees are expensed as incurred.

        In March 1999, the Company entered into a distribution and fulfillment agreement with a third party company to provide and ship the books, CDs and videos ordered on its branded e-commerce site. The agreement is for a term of one year, and is automatically renewed for five one-year successive periods. The Company incurred $273,155 and $9,250 with respect to purchases of product pursuant to this agreement during the year ended September 30, 2000 and the nine-month period ended September 30, 1999, respectively.

8.      SUBSEQUENT EVENTS

        On December 4, 2000, the Company entered into an agreement and plan of merger with Mindtronics Corporation (the "Merger Agreement"). Mindtronics is a Utah based corporation in which the Company's Chairman of the Board and COO owns 1 million shares (approximately 10% as of September 30, 2000) of Mindtronics common stock.

        Pursuant to the Merger Agreement, the Company will exchange 12,500,000 shares of the Company's common stock for all the outstanding shares of Mindtronics capital stock. Consummation of the merger is subject to numerous conditions, including, but not limited to, approval by the Company's shareholders, completion of due diligence and other customary

                       UBRANDIT.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               SEPTEMBER 30, 2000 AND 1999, AND DECEMBER 31, 1998

8.      SUBSEQUENT EVENTS (CONTINUED)

        conditions. The Company anticipates that the merger, if approved, will be consummated early in the first quarter of 2001. In connection with the Merger Agreement, the Company has agreed to advance Mindtronics $750,000, of which $268,000 has been advanced to Mindtronics through December 22, 2000.

        As of December 22, 2000, the Company's cash position has decreased from $3,700,864 to $2,812,698. The reduction of cash is due to cash advanced to Mindtronics and funding of the Company's operations.

        The Company has granted an additional 135,000 options subsequent to September 30, 2000. Of these options, 7,500 vest immediately, 7,500 vest six months from date of grant, 20,000 vest one year from date of grant and 100,000 vest ratable over a 30-month period. The options have exercise prices ranging from $0.50 to $3.00, with an average exercise price of $1.85.