Form 10-Q
period 2000-12-30
UBRANDIT COM
filed 2001-02-14
CIK 1082384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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


                   6405 Mira Mesa Blvd. Ste 100 San Diego, CA
                -------------------------------------------------
                    (Address of principal executive offices)

                                      92121
                                     -------
                                   (Zip Code)

                                 (858) 350-9566
                                ----------------
                         (Registrant's telephone number,
                              including area code)

                                 Former Address
                 2053 San Elijo Ave. Cardiff by the Sea, CA 92007


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                  YES |X|  NO |_|


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at December 31, 2000
            -----                              --------------------------------

Common Stock $0.001 par value                              12,167,333



                                  UBRANDIT.COM

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1. Financial Statements                                                  3
        Condensed Consolidated Balance Sheets at December 31, 2000
            and September 30, 2000                                            3
        Condensed Consolidated Statements of Operations for the three
            months ended December 31, 2000 and December 31, 1999              4
        Condensed Consolidated Statements of Cash Flows for the three
            months ended December 31, 2000 and December 31, 1999              5
        Notes to Condensed Consolidated Financial Statements                  6
Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             8
Item 3. Quantitative and Qualitative Disclosure About Market Risk            10


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                    11
Item 2. Changes in Securities and Use of Proceeds                            11
Item 3. Defaults Upon Senior Securities                                      11
Item 4. Submission of Matters to a Vote of Security Holders                  11
Item 5. Other Information                                                    11
Item 6. Exhibits and Reports on Form 8-K                                     11
Signatures                                                                   12
Exhibit Index                                                                13

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         ---------------------


                                         Ubrandit.com
                            Condensed Consolidated Balance Sheets
                                         (unaudited)

                                                                   December 31,      September 30,
                                                                      2000               2000
                                                                 ---------------    ---------------
                                  ASSETS
Current Assets
      Cash                                                       $    2,794,817     $    3,700,864
      Accounts receivable                                                16,217             14,969
      Prepaid expenses                                                   14,912             86,190
      Deposits                                                           36,874             50,374
      Inventory                                                          25,502             27,493
                                                                 ---------------    ---------------
           Total current assets                                       2,888,322          3,879,890

Other Assets
      Property and equipment, net                                       372,557            403,337
      Notes receivable from Mindtronics Corporation                     309,507                  -
      Core technology, net                                              338,040            361,790
      Goodwill, net                                                   1,255,874          1,320,310
      Deposits                                                           17,153                  -
                                                                 ---------------    ---------------
                                                                 $    5,181,453     $    5,965,327
                                                                 ===============    ===============


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                           $      174,268     $      177,814
      Accrued expenses                                                  100,999            110,897
      Related party loan                                                 61,735             30,590
      Current portion of lease payable                                   35,243             35,243
      Customer deposits                                                       -             39,434
                                                                 ---------------    ---------------
           Total current liabilities                                    372,245            393,978

Other Liabilities
      Leases payable, net of current portion                             22,489             30,544

Stockholders' equity
      Common stock, $0.001 par value,
        25,000,000 shares authorized;
        12,167,333 shares issued and outstanding                         12,167             12,167
      Additional paid in capital                                      9,017,445          8,980,333
      Accumulated deficit                                            (4,242,893)        (3,451,695)
                                                                 ---------------    ---------------
           Total stockholders' equity                                 4,786,719          5,540,805
                                                                 ---------------    ---------------

                                                                 $    5,181,453     $    5,965,327
                                                                 ===============    ===============



See accompanying notes to condensed consolidated financial statements.


                                         Ubrandit.com
                        Condensed Consolidated Statements of Operations
                                         (unaudited)

                                                                   Three months      Three months
                                                                       ended             ended
                                                                   December 31,      December 31,
                                                                       2000              1999
                                                                  --------------    --------------
Revenues                                                          $     472,677     $      32,711
Cost of sales                                                           436,387           167,925
                                                                  --------------    --------------

Gross margin                                                             36,290          (135,214)

Selling, general and administrative                                     741,090           261,468
Depreciation and amortization                                           123,465            68,613
                                                                  --------------    --------------

Loss from operations                                                   (828,265)         (465,295)

Interest income                                                          40,277            66,623
Interest expense                                                         (3,210)             (383)
                                                                  --------------    --------------

Net loss                                                          $    (791,198)    $    (399,055)
                                                                  ==============    ==============

Net loss per common share,
      basic and diluted                                           $       (0.07)    $       (0.03)
                                                                  ==============    ==============

Weighted average number of
      shares, basic and diluted                                      12,167,333        11,738,333
                                                                  ==============    ==============




See accompanying notes to condensed consolidated financial statements.


                                           Ubrandit.com
                          Condensed Consolidated Statements of Cash Flows
                                           (unaudited)

                                                                  Three months       Three months
                                                                     ended              ended
                                                                  December 31,       December 31,
                                                                      2000               1999
                                                                 --------------     --------------
Cash flows from operating activities:
   Net loss                                                      $    (791,198)     $    (399,055)
   Adjustments to reconcile net loss to net cash
     used in operations:
     Depreciation & Amortization                                       123,466             68,613
     Compensation for stock options                                     37,112                  -
     Changes in operating assets and liabilities,
      net of effects of acquisition:
       Accounts receivable                                              (1,248)              (910)
       Subscription receivable                                               -             51,000
       Prepaid expenses                                                 71,278             16,734
       Deposits                                                         (3,653)                 -
       Inventory                                                         1,991                  -
       Accounts payable                                                 (3,546)           (27,211)
       Accrued liabilites                                              (49,332)            (1,881)
                                                                 --------------     --------------

Net cash used in operating activities                                 (615,130)          (292,710)
                                                                 --------------     --------------

Cash flow from investing activities:
   Purchases of property and equipment                                  (4,500)           (20,449)
   Amounts advanced for notes receivable                              (309,507)                 -
                                                                 --------------     --------------

Net cash used in investing activities                                 (314,007)           (20,499)
                                                                 --------------     --------------

Cash flow from financing activities:
   Repayments of capital lease obligations                              (8,055)            (1,229)
   Proceeds from related party debt                                     44,645                  -
   Repayment of related party debt                                     (13,500)                 -
                                                                 --------------     --------------

Net cash provided by (used in) financing activities                     23,090             (1,229)
                                                                 --------------     --------------

Decrease in cash                                                      (906,047)          (314,388)

Cash, beginning                                                      3,700,864          5,613,922
                                                                 --------------     --------------

Cash, ending                                                     $   2,794,817      $   5,299,534
                                                                 ==============     ==============


See accompanying notes to condensed consolidated financial statements.

                                  Ubrandit.com
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2000

NOTE 1.   BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet at December 31, 2000, and the condensed consolidated statements of operations and cash flows for the three months ended December 31, 2000 and 1999 are unaudited and have been prepared by Ubrandit.com (the "Company"), pursuant to the rules and regulations of the Security and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the consolidated financial position as of December 31, 2000, and the results of operations and cash flows for the related interim periods ended December 31, 2000 and 1999. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001 or any other period.

The accounting policies followed by the Company and other relevant information are contained in the notes to the Company's consolidated financial statements filed on January 3, 2001 as part of the Company's Annual Report on Form 10-K for the year ended September 30, 2000. This quarterly report should be read in conjunction with such annual report.


Note 2.   GOING CONCERN

The Company has suffered substantial recurring losses from operations, expects to incur additional losses and has entered into a definitive agreement to acquire a development stage company, Mindtronics Corporation, with a history of substantial operating losses and to which the Company has agreed to advance up to $750,000. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.


Note 3.   EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share reflect per share amounts that would have resulted from the dilutive potential effect of common stock instruments.


Note 4. OPTIONS TO PURCHASE COMMON STOCK

During the three months ended December 31, 2000, the Company granted options to employees to purchase 27,500 shares of common stock, pursuant to the 2000 Stock Option and Incentive Plan. The exercise prices equal the closing stock price of the Company's common stock at the date of grant, which range from $0.50 to $0.875 per share.

The Company also granted options to a former employee/consultant to purchase 7,500 shares of common stock at a price of $3.00 per share, which vest in June 2001. In June 2000, pursuant to the terms of an employment agreement with Peter Huemiller, the Company committed to grant options to purchase 100,000 shares of common stock under the 2000 Stock Option Plan after obtaining shareholder approval. Said options were granted during the three month period ended December 31, 2000 and priced at a fair market value of $2.06 per share at the time of shareholder approval of said plan and vest on June 1, 2002.

The Company accounts for stock-based compensation for employees under the "intrinsic value" method. Under this method, no compensation expense is recorded for these plans and arrangements for current employees whose grants provide for exercise prices at or above the market price on the date of grant. Compensation expense for employees is recorded based on intrinsic value (excess of market price over exercise price on the measurement date). Unearned employee compensation is amortized over the vesting period and the expense recognized amounted to $1,887 during the three months ended December 31, 2000.

The Company accounts for stock-based compensation for non-employees using the fair value of the option award on the measurement date. Compensation for non-employee stock options are recorded in the period earned. The fair value of non-employee stock options earned and recorded during the three months ended December 31, 2000 was $35,225.


Note 5.  PROPOSED ACQUISITION

On December 4, 2000, the Company entered into a definitive Agreement and Plan of Merger with Mindtronics Corporation ("Mindtronics"), under which the Company will acquire all of the outstanding shares of capital stock of Mindtronics in exchange for up to 12,100,000 shares of Ubrandit Common Stock. The Agreement and Plan of Merger was amended effective January 12, 2001. Mindtronics is a development-stage technology company of which Roger Royce, the Company's Chairman of the Board and COO, owns 1 million shares (approximately 10% as of December 31, 2000) of Mindtronics common stock. Consummation of the merger is subject to numerous conditions, including, but not limited to, approval by the Company's shareholders and other customary conditions.

In connection with the Merger Agreement, the parties executed and delivered a Loan and Security Agreement and a series of Promissory notes. The Company has agreed to advance Mindtronics $750,000, secured by a pledge of shares of the Mindtronics capital stock. The loan bears interest at 8% per annum and is due on demand. Through February 12, 2001, the Company advanced $368,000 to Mindtronics. Since Mindtronics is a development stage company, has no revenues and has minimal working capital and capitalization, there can be no assurance that the advances to Mindtronics will be repaid if the merger is not consummated.

If Ubrandit terminates the Merger Agreement, unless such termination results from or relates to Mindtronics' material breach of any of its representations, warranties, agreements or covenants contained in the Merger Agreement or Mindtronics' failure to fulfill any condition precedent required of Mindtronics, then Ubrandit will be obligated under the Merger Agreement to pay to Mindtronics a one-time break-up fee (the "Break-Up Fee) in the amount of $250,000, increased by $50,000 on the first day of each calendar month commencing March 1, 2001. The Merger Agreement also provides that the Break-Up Fee will be automatically offset against any debt owed by Mindtronics to Ubrandit under the Loan and Security Agreement.

Item 2. Management's Discussion and Analysis or Plan of Operations.
        -----------------------------------------------------------

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

         REVENUES. The Company's revenues for the three months ended December 31, 2000 were $472,677 as compared to $32,711 for the quarter ended December 31, 1999, an increase of $439,966 or 1,345%. This increase was primarily due to the contribution of 79% of the first quarter revenues by Clicksmart.com. Inc. which was acquired in May 2000, 8% from the ISP division formed in the Spring of 2000, and an increase in sales from the e-commerce website and branded affiliates.

         GROSS PROFIT (LOSS). The Company recorded a gross profit of $36,290 for the quarter ended December 31, 2000 as compared to a gross loss of $135,214 for the same period in 1999. The increase in gross profit was primarily due to significant revenues from newly acquired Clicksmart.com, Inc. and UbranditISP.com, Inc. that carry higher gross margins which offset the losses of Ubrandit.com.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased by 183% to $741,090 for the three months ended December 31, 2000 from $261,468 for the same period in 1999. The increase was primarily due to the Company's continued growth and expansion, increased administrative payroll costs, compensation expenses from the issuance of stock options, accounting and legal fees in connection with the acquisition of Mindtronics and other public company expenses, and expenses associated with running the newly formed ISP division.

         DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended December 31, 2000, depreciation and amortization costs were $123,465, as compared to $68,613 for the same period in 1999. The increase was due to the amortization of core technology and goodwill recorded from the acquisition of Clicksmart.com, Inc. and increased depreciation expense from additional property and equipment.

         INTEREST INCOME. For the three months ended December 31, 2000, interest income decreased to $40,277 as compared to the interest income of $66,623 for the same period in 1999. The decrease in interest income was due to decreased cash balances in interest earning accounts.

         NET LOSS. Net loss for the three months ended December 31, 2000 was $791,198 or 167% of revenues as compared to $399,055 or approximately 1,220% for the same period in 1999. The increase in net loss was primarily due to the Company's overall expansion and increased operating expenses. Net loss as a percentage of revenues decreased by 1,053% primarily due to significant revenues from Clicksmart.com, Inc. and UbranditISP.com, Inc. which carry higher gross margins.


LIQUIDITY AND CAPITAL RESOURCES AND HISTORICAL RESULTS OF CASH FLOW

         HISTORICAL RESULTS OF CASH FLOWS

         At December 31, 2000, our cash balance was $2,794,817, compared to $3,700,864 at September 30, 2000. The $906,047 decrease in cash is discussed below.

         Net cash used in operating activities amounted to $615,130 for the three months ended December 31, 2000. This was primarily attributable to the net loss for the quarter of $791,198, partially offset by non-cash charges related to depreciation and amortization totaling $123,465, $37,122 of compensation expense primarily for prior stock option issuances, as well as $15,491 of cash provided by changes in operating assets and liabilities. Cash provided by changes in operating assets and liabilities is primarily a function of a decrease in prepaid expenses and a decrease in accrued liabilities.

         Net cash used in investing activities amounted to $314,007 for the three months ended December 31, 2000. This was primarily attributable to cash advanced for notes receivable amounting to $309,507 and furniture purchases of $4,500.

         Net cash provided by financing activities amounted to $23,090 for the three months ended December 31, 2000. This was primarily attributable to the proceeds from related party debt totaling $44,645, which was partially offset by repayments of $13,500 and the payments on capital leases totaling $8,055.

         GOING CONCERN

         The company has suffered recurring losses from operations, expects to incur additional losses, and has entered into a definitive agreement to acquire a development-stage company, Mindtronics Corporation, with a history of operating losses and to which the Company has agreed to advance $750,000. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

         LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, our sole source of liquidity consisted of $2,794,817 of cash. We currently do not have access to any other sources of funding, including debt and equity financing facilities. As of December 31, 2000, our principal commitments consisted of our operating obligations and our amount outstanding under operating and capital leases.

         We believe that current cash will not be sufficient to meet our anticipated operating cash needs for the next 12 months commencing January 1, 2001. The Company has limited operating capital and no current access to credit facilities. We estimate that we currently have sufficient funds to continue operations through September 30, 2001 at currently projected levels of operational expense. However, we expect that additional funds may be necessary for the Company to implement its business plan, and to consummate its proposed acquisition of Mindtronics Corporation. The Company's continued operations therefore may depend on its ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain the additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

         PROPOSED ACQUISITION

         On December 4, 2000, the Company entered into a Definitive Agreement and Plan of Merger with Mindtronics Corporation, under which the Company will acquire all of the outstanding shares of capital stock of Mindtronics in exchange for 12,100,000 shares of the Company's Common Stock. Mindtronics is a development-stage technology development company that has proprietary technology and products relating to the Internet, including a Internet search engine, software for coordinating communications among network computers and others. The agreement requires the Company to loan Mindtronics Corporation $750,000 prior to the consummation of the acquisition. The acquisition is subject to the approval of the stockholders and the satisfaction of a number of other conditions. The Company can provide no guarantee or assurance that it will complete the acquisition as planned or that, if completed, the Company will be able to integrate successfully its operations with the operations of Mindtronics. With respect to the planned acquisition of Mindtronics Corporation, Roger Royce, the Company's Chairman of the Board of Directors and Chief Operating Officer owns 1,000,000 shares (approximately 10% as of September 30, 2000) of Mindronics' common stock.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

         None.

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         During the three months ended December 31, 2000, the Company granted options to employees to purchase 27,500 shares of common stock, pursuant to the 2000 Stock Option and Incentive Plan. The exercise prices equal the closing stock price of the Company's common stock at the date of grant, which range from $0.50 to $0.875 per share.

         The Company also granted options to a former employee/consultant to purchase 7,500 shares of common stock at a price of $3.00 per share, which vest in June 2001. In June 2000, pursuant to the terms of an employment agreement with Peter Huemiller, the Company granted options to purchase 100,000 shares of common stock under the 2000 Stock Option Plan after obtaining shareholder approval. Said options were granted and priced at a fair market value of $2.06 per share at the time of shareholder approval of said plan and vest on June 1, 2002.



Item 3.  Defaults upon Senior Securities.
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         The Company has scheduled its annual meeting of stockholders to be held on March 22, 2001. At the annual meeting, the stockholders will vote on, among other things, the election of directors, the ratification of the appointment of the Company's independent auditors and the proposed merger.

Only stockholders of record at the close of business on March 8, 2001 will be entitled to vote at the Annual Meeting. Any proposal that stockholders desire to have considered at the Annual Meeting must be received at the Company's principal executive offices as soon as reasonably practicable but in no case later than February 22, 2001.

Item 5.  Other Information.
         -----------------

         Rider.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (1)     Exhibits:

                 Reference is made to the Exhibit Index.

         (2)     Reports on Form 8-K:

                 The Company filed a report on Form 8-K on December 5, 2000 to report that the Board of Directors of the Company had approved, and on December 4, 2000, the Company executed an Agreement and Plan of Merger with Mindtronics Corporation, a Nevada corporation.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Registrant:

                             UBRANDIT.COM


Dated:  February 14, 2001  By       /s/ Jeff Phillips
                             -------------------------
                                 Jeff Phillips
                                 President, CEO, Chairman


Dated:  February 14, 2001   By       /s/ Roger C. Royce
                             -------------------------
                                  Roger C. Royce
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

21.2     Subsidiary of Registrant Global Investment Guide, Inc. Bylaws (1)
------------------

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