Form 10-Q
period 2001-03-31
UBRANDIT COM
filed 2001-05-15
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

     |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No.    000-26799
                     -----------

                                  UBRANDIT.COM
                                 --------------
             (Exact name of registrant as specified in its charter)

             Nevada                                     88-0381646
             ------                                     ----------
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

                                  YES |X|  NO |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at March 31, 2001
            -----                                -----------------------------

Common Stock $0.001 par value                              12,417,333

                                  UBRANDIT.COM

                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1. Financial Statements (unaudited)                                      3
        Condensed Consolidated Balance Sheets at March 31, 2001
            and September 30, 2000                                            3
        Condensed Consolidated Statements of Operations for the three and
            six months ended March 31, 2001 and March 31, 2000                4
        Condensed Consolidated Statements of Cash Flows for the six
            months ended March 31, 2001 and March 31, 2000                    5
        Notes to Condensed Consolidated Financial Statements                  6
Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             8
Item 3. Quantitative and Qualitative Disclosure About Market Risk            10

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                    11
Item 2. Changes in Securities and Use of Proceeds                            11
Item 3. Defaults Upon Senior Securities                                      11
Item 4. Submission of Matters to a Vote of Security Holders                  11
Item 5. Other Information                                                    11
Item 6. Exhibits and Reports on Form 8-K                                     11
Signatures                                                                   12
Exhibit Index                                                                13

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         ---------------------

                                                   Ubrandit.com
                                      Condensed Consolidated Balance Sheets
                                                   (unaudited)

                                                                    March 31,        September 30,
                                                                      2001               2000
                                                                 ---------------    ---------------
                                  ASSETS
Current Assets
      Cash                                                       $    1,799,545     $    3,700,864
      Accounts receivable                                                 8,280             14,969
      Prepaid expenses                                                  117,215             86,190
      Deposits                                                            9,074             50,374
      Inventory                                                          23,982             27,493
                                                                 ---------------    ---------------
           Total current assets                                       1,958,096          3,879,890

Other Assets
      Property and equipment, net                                       354,019            403,337
      Notes receivable and advances to
        Mindtronics Corporation                                         791,459                  -
      Core technology, net                                              314,290            361,790
      Goodwill, net                                                   1,191,438          1,320,310
      Deposits                                                           17,153                  -
      Deferred acquisition costs                                        240,000                  -
                                                                 ---------------    ---------------
                                                                 $    4,866,455    $     5,965,327
                                                                 ===============    ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                           $      336,067     $      177,814
      Accrued expenses                                                  173,354            110,897
      Related party loan                                                 38,535             30,590
      Current portion of lease payable                                   36,943             35,243
      Customer deposits                                                       -             39,434
                                                                 ---------------    ---------------
           Total current liabilities                                    584,899            393,978

Other Liabilities
      Leases payable, net of current portion                             28,017             30,544

Stockholders' equity
      Common stock, $0.001 par value, 25,000,000
        shares authorized; 12,417,333 (2001) and
        12,167,333 (2000) shares issued and outstanding                  12,417             12,167
      Additional paid in capital                                      9,142,195          8,980,333
      Accumulated deficit                                            (4,901,073)        (3,451,695)
                                                                 ---------------    ---------------
           Total stockholders' equity                                 4,253,539          5,540,805
                                                                 ---------------    ---------------

                                                                 $    4,866,455     $    5,965,327
                                                                 ===============    ===============

See accompanying notes to condensed consolidated financial statements


                                                        Ubrandit.com
                                       Condensed Consolidated Statements of Operations
                                                        (unaudited)

                                               Three months      Three months         Six months        Six months
                                                   ended             ended               ended             ended
                                                 March 31,         March 31,           March 31,         March 31,
                                                   2001              2000                2001              2000
                                              --------------    --------------      --------------    --------------
Revenues                                      $     398,297     $      84,600       $     870,974     $     117,311
Cost of sales                                       355,514           241,774             791,901           409,699
                                              --------------    --------------      --------------    --------------

Gross margin                                         42,783          (157,174)             79,073          (292,388)

Selling, general and administrative                 615,345           463,351           1,356,435           724,819
Depreciation and amortization                       124,988            74,914             248,453           143,527
                                              --------------    --------------      --------------    --------------

Loss from operations                               (697,550)         (695,439)         (1,535,815)       (1,160,734)

Interest income                                      42,819            61,018              83,096           127,641
Interest expense                                     (3,449)             (347)             (6,659)             (730)
                                              --------------    --------------      --------------    --------------

Net loss                                      $    (658,180)    $    (634,768)      $  (1,449,378)    $  (1,033,823)
                                              ==============    ==============      ==============    ==============

Net loss per common share,
      basic and diluted                       $       (0.05)    $       (0.05)      $       (0.12)    $       (0.09)
                                              ==============    ==============      ==============    ==============

Weighted average number of
      shares, basic and diluted                  12,331,222        11,738,333          12,248,377        11,738,333
                                              ==============    ==============      ==============    ==============

See accompanying notes to condensed consolidated financial statements


                                           Ubrandit.com
                          Condensed Consolidated Statements of Cash Flows
                                           (unaudited)

                                                                   Six months         Six months
                                                                     ended              ended
                                                                    March 31,          March 31,
                                                                      2001               2000
                                                                 --------------     --------------
Cash flows from operating activities:
   Net loss                                                      $  (1,449,378)     $  (1,033,823)
   Adjustments to reconcile net loss to net cash
     used in operations:
     Depreciation & Amortization                                       248,453            143,527
     Compensation for stock options                                     37,112                  -
     Changes in operating assets and liabilities,
      net of effects of acquisition:
       Accounts receivable                                              (5,298)              (910)
       Subscription receivable                                               -             51,000
       Prepaid expenses                                                (31,025)            20,750
       Deposits                                                         24,147               (150)
       Inventory                                                         3,511                  -
       Accounts payable                                                (81,747)            64,852
       Accrued liabilites                                               23,023             (1,953)
                                                                 --------------     --------------

Net cash used in operating activities                               (1,231,202)          (756,707)
                                                                 --------------     --------------

Cash flow from investing activities:
   Purchases of property and equipment                                  (6,413)          (119,590)
   Amounts advanced for notes receivable                              (779,472)                 -
                                                                 --------------     --------------

Net cash used in investing activities                                 (785,885)          (119,590)
                                                                 --------------     --------------

Cash flow from financing activities:
   Repayments of capital lease obligations                             (17,177)            (2,494)
   Proceeds from related party debt                                     46,145                  -
   Repayment of related party debt                                     (38,200)                 -
   Issuance of common stock                                            125,000                  -
                                                                 --------------     --------------

Net cash provided by (used in) financing activities                    115,768             (2,494)
                                                                 --------------     --------------

Decrease in cash                                                    (1,901,319)          (878,791)

Cash, beginning                                                      3,700,864          5,613,922
                                                                 --------------     --------------

Cash, ending                                                         1,799,545          4,735,131
                                                                 ==============     ==============

See accompanying notes to condensed consolidated financial statements

                Notes to Condensed Consolidated Financial Statements
                                   March 31, 2001

NOTE 1.   BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet at March 31, 2001, and the condensed consolidated statements of operations and cash flows for the three and six months ended March 31, 2001 and 2000 are unaudited and have been prepared by Ubrandit.com (the "Company"), pursuant to the rules and regulations of the Security and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the consolidated financial position as of March 31, 2001, and the results of operations and cash flows for the related interim periods ended March 31, 2001 and 2000. The results of operations for the three and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001 or any other period.

The accounting policies followed by the Company and other relevant information are contained in the notes to the Company's consolidated financial statements filed on January 3, 2001 as part of the Company's Annual Report on Form 10-K for the year ended September 30, 2000. This quarterly report should be read in conjunction with such annual report.

Note 2.   GOING CONCERN

The Company has suffered substantial recurring losses from operations, expects to incur additional losses and, effective April 30, 2001, has acquired a development stage company, Mindtronics Corporation, which the Company has advanced $779,472. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

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

Note 4.   OPTIONS TO PURCHASE COMMON STOCK

During the six months ended March 31, 2001, the Company granted options to employees to purchase 27,500 shares of common stock, pursuant to the 2000 Stock Option and Incentive Plan. The exercise prices equal the closing stock price of the Company's common stock at the date of grant, which range from $0.50 to $0.875 per share.

The Company also granted options to a former employee/consultant to purchase 7,500 shares of common stock at a price of $3.00 per share, which vest in June 2001. In June 2000, pursuant to the terms of an employment agreement with Peter Huemiller, the Company committed to grant options to purchase 100,000 shares of common stock under the 2000 Stock Option Plan after obtaining shareholder approval. Said options were granted during the six month period ended March 31, 2001 and priced at a fair market value of $2.06 per share at the time of shareholder approval of said plan and vest on June 1, 2002.

The Company accounts for stock-based compensation for employees under the "intrinsic value" method. Under this method, no compensation expense is recorded for these plans and arrangements for current employees whose grants provide for exercise prices at or above the market price on the date of grant. Compensation expense for employees is recorded based on intrinsic value (excess of market price over exercise price on the measurement date). Unearned employee compensation is amortized over the vesting period and the expense recognized amounted to $1,887 during the six months ended March 31, 2001.

The Company accounts for stock-based compensation for non-employees using the fair value of the option award on the measurement date. Compensation for non-employee stock options are recorded in the period earned. The fair value of non-employee stock options earned and recorded during the six months ended March 31, 2001 was $35,225.

In January 2001, a former principle of the Company exercised options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.50.

Note 5.   ACQUISITION OF MINDTRONICS CORPORATION

On April 24, 2001, the shareholders of Ubrandit.com approved the proposed merger of Mindtronics Corporation at the annual meeting of shareholders. On April 30, 2001, the Company completed the closing of the merger transaction contemplated by that certain Agreement and Plan of Merger dated as of December 4, 2000, as amended effective as of January 12, 2001, by and among the Company, Ubrandit Acquisition Corporation and Mindtronics Corporation, pursuant to which Mindtronics became a wholly-owned subsidiary of the Company, and each outstanding share of common stock of Mindtronics was converted into the right to receive approximately 1.1942 shares of the Company's Common Stock.

In connection with the Merger Agreement, the parties executed and delivered a Loan and Security Agreement and a series of Promissory notes. The Company has agreed to advance Mindtronics $750,000, secured by a pledge of shares of the Mindtronics capital stock. The loan bears interest at 8% per annum and is due on demand. Through March 31, 2001, the Company advanced $779,472 to Mindtronics. In addition, $11,987 of interest has been accrued as of March 31 2001 with respect to these notes.

Item 2. Management's Discussion and Analysis or Plan of Operations.
        -----------------------------------------------------------

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         REVENUES. The Company's revenues for the three months ended March 31, 2001 were $398,297 as compared to $84,600 for the quarter ended March 31, 2000, an increase of $313,697 or 371%. This increase was primarily due to the contribution of 74% of the second quarter revenues by Clicksmart.com. Inc. that was acquired in May 2000 and 9% from the ISP division formed in the spring of 2000.

         GROSS PROFIT (LOSS). The Company recorded a gross profit of $42,783 for the quarter ended March 31, 2001 as compared to a gross loss of $157,174 for the same period in 2000. The increase in gross profit was primarily due to significant revenues from newly acquired Clicksmart.com, Inc. and UbranditISP.com, Inc. that carry higher gross margins that offset the losses of Ubrandit.com.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased by 33% to $615,345 for the three months ended March 31, 2001 from $463,351 for the same period in 2000. The increase was primarily due to the Company's continued growth and expansion, increased administrative payroll costs, accounting and legal fees in connection with the acquisition of Mindtronics Corporation and other public company expenses, and expenses associated with running the newly formed ISP division.

         DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended March 31, 2001, depreciation and amortization costs were $124,988, as compared to $74,914 for the same period in 2000. The increase was due to the amortization of core technology and goodwill recorded from the acquisition of Clicksmart.com, Inc. and increased depreciation expense from additional property and equipment.

         INTEREST INCOME. For the three months ended March 31, 2001, interest income decreased to $42,819 as compared to the interest income of $61,018 for the same period in 2001. The decrease in interest income was due to decreased cash balances in interest earning accounts.

         NET LOSS. Net loss for the three months ended March 31, 2001 was $658,180 or 165% of revenues as compared to $634,768 or approximately 750% for the same period in 2000. Net loss as a percentage of revenues decreased by 585% primarily due to significant revenues from Clicksmart.com, Inc. and UbranditISP.com, Inc. which carry higher gross margins.

Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000

         REVENUES. The Company's revenues for the six months ended March 31, 2001 were $870,974 as compared to $117,311 for the quarter ended March 31, 2000, an increase of $753,663 or 642%. This increase was primarily due to the contribution of 77% of the six month revenues by Clicksmart.com. Inc. that was acquired in May 2000 and 9% from the ISP division formed in the spring of 2000.

         GROSS PROFIT (LOSS). The Company recorded a gross profit of $79,073 for the six months ended March 31, 2001 as compared to a gross loss of $292,388 for the same period in 2000. The increase in gross profit was primarily due to significant revenues from newly acquired Clicksmart.com, Inc. and UbranditISP.com, Inc. that carry higher gross margins that offset the losses of Ubrandit.com.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased by 87% to $1,356,435 for the six months ended March 31, 2001 from $724,819 for the same period in 2000. The increase was primarily due to the Company's continued growth and expansion, increased administrative payroll costs, compensation expenses from the issuance of stock options, accounting and legal fees in connection with the acquisition of Mindtronics Corporation and other public company expenses, and expenses associated with running the newly formed ISP division.

         DEPRECIATION AND AMORTIZATION EXPENSE. For the six months ended March 31, 2001, depreciation and amortization costs were $248,453, as compared to $143,527 for the same period in 2000. The increase was due to the amortization of core technology and goodwill recorded from the acquisition of Clicksmart.com, Inc. and increased depreciation expense from additional property and equipment.

         INTEREST INCOME. For the six months ended March 31, 2001, interest income decreased to $83,096 as compared to the interest income of $127,641 for the same period in 2001. The decrease in interest income was due to decreased cash balances in interest earning accounts.

         NET LOSS. Net loss for the six months ended March 31, 2001 was $1,449,378 or 166% of revenues as compared to $1,033,823 or approximately 881% for the same period in 2000. Net loss as a percentage of revenues decreased by 715% primarily due to significant revenues from Clicksmart.com, Inc. and UbranditISP.com, Inc. which carry higher gross margins.

LIQUIDITY AND CAPITAL RESOURCES AND HISTORICAL RESULTS OF CASH FLOW

         HISTORICAL RESULTS OF CASH FLOWS

         At March 31, 2001, our cash balance was $1,799,545, compared to $3,700,864 at September 30, 2000. The $1,901,319 decrease in cash is discussed below.

         Net cash used in operating activities amounted to $1,231,202 for the six months ended March 31, 2001. This was primarily attributable to the net loss of $1,449,378, partially offset by non-cash charges related to depreciation and amortization totaling $248,453 and $37,122 of compensation expense primarily for prior stock option issuances. Cash decreased by $67,389 as a result of changes in operating assets and liabilities. Cash used by changes in operating assets and liabilities is primarily a function of a decrease in accounts payable and a decrease in prepaid expenses.

         Net cash used in investing activities amounted to $785,885 for the six months ended March 31, 2001. This was primarily attributable to cash advanced for notes receivable amounting to $779,472 and property and equipment purchases of $6,413.

         Net cash provided by financing activities amounted to $115,768 for the six months ended March 31, 2001. This was primarily attributable to the proceeds from the exercise of options for common stock totaling $125,000 and related party debt totaling $46,145, which was partially offset by repayments of $38,200 and the payments on capital leases totaling $17,177.

         GOING CONCERN

         The Company has suffered substantial recurring losses from operations, expects to incur additional losses and, effective April 30, 2001, has acquired a development stage company, Mindtronics Corporation, which the Company has advanced $779,472. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, our sole source of liquidity consisted of $1,799,545 of cash. We currently do not have access to any other sources of funding, including debt and equity financing facilities. As of March 31, 2001, our principal commitments consisted of our operating obligations and our amount outstanding under operating and capital leases.

         We believe that current cash will not be sufficient to meet our anticipated operating cash needs for the next 12 months commencing April 1, 2001. The Company has limited operating capital and no current access to credit facilities. We estimate that we currently have sufficient funds to continue operations through August 31, 2001 at currently projected levels of operational expense. However, we expect that additional funds may be necessary for the Company to implement its business plan. The Company's continued operations therefore may depend on its ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain the additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         None.

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         During the three months ended March 31, 2001, a former principle of the Company exercised options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.50.

Item 3.  Defaults upon Senior Securities.
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         The Company held its annual meeting of stockholders on April 24, 2001. At the annual meeting, the stockholders approved, among other things, the election of directors, the ratification of the appointment of the Company's independent auditors and the acquisition of Mindtronics Corporation.

Item 5.  Other Information.
         -----------------

         Rider.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (1)     Exhibits:

                 Reference is made to the Exhibit Index.

         (2)     Reports on Form 8-K:

                 The Company filed a report on Form 8-K on February 16, 2001 to amend the Agreement and Plan of Merger by and among the Company, Ubrandit Acquisition Corporation and Mindtronics Corporation.

                 The Company filed a report on Form 8-K on March 21, 2001 to announce the rescheduling of its Annual Meeting of Stockholders.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Registrant:

                             UBRANDIT.COM

Dated:  May 14, 2001   By       /s/ Roger C. Royce
                             -------------------------
                                  Roger C. Royce
                                  CEO, Chairman

Dated:  May 14, 2001  By       /s/ Jeff Phillips
                             -------------------------
                                 Jeff Phillips
                                 President

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

(4) Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form 8-A on February 10, 2000.

(5) Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form 10-Q/A on March 31, 2000.

(6) Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form 10-Q/A filed June 30, 2000.

(7) Previously filed with the Securities and Exchange Commission on the Company's Current Report on Form 8-K, which was filed on December 5, 2000.

(8) Previously filed with the Securities and Exchange Commission on the Company's Current Report on Form 8-K, which was filed on February 16, 2001.

(9) Previously filed with the Securities and Exchange Commission on the Company's Current Report on Form 8-K, which was filed on March 5, 2001.