Form 10-Q
period 2001-06-30
UBRANDIT COM
filed 2001-08-20
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                                  YES |X|  NO |_|


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at July 31, 2001
            -----                                -----------------------------

Common Stock $0.001 par value                              24,517,333

                                  UBRANDIT.COM

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1. Financial Statements
        Condensed Consolidated Balance Sheets at June 30, 2001(unaudited)
            and September 30, 2000                                            3
        Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2001 and June 30, 2000(unaudited) 4 Condensed Consolidated Statements of Cash Flows for the nine
            months ended June 30, 2001 and June 30, 2000(unaudited)           5
        Notes to Condensed Consolidated Financial Statements                  6
Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             8
Item 3. Quantitative and Qualitative Disclosure About Market Risk            10


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                    11
Item 2. Changes in Securities and Use of Proceeds                            11
Item 3. Defaults Upon Senior Securities                                      11
Item 4. Submission of Matters to a Vote of Security Holders                  11
Item 5. Other Information                                                    11
Item 6. Exhibits and Reports on Form 8-K                                     11
Signatures                                                                   12
Exhibit Index                                                                13

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


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         ---------------------


                                         Ubrandit.com
                            Condensed Consolidated Balance Sheets


                                                                     June 30,        September 30,
                                                                       2001              2000
                                                                   (unaudited)
                                                                 ---------------    ---------------
                                  ASSETS
Current Assets
      Cash                                                       $      735,754     $    3,700,864
      Accounts receivable                                                10,553             14,969
      Prepaid expenses                                                   75,841             86,190
      Deposits                                                            5,500             50,374
      Inventory                                                          27,060             27,493
                                                                 ---------------    ---------------
           Total current assets                                         854,708          3,879,890

Other Assets
      Property and equipment, net                                       876,639            403,337
      Core technology, net                                              266,540            361,790
      Goodwill, net                                                  11,781,683          1,320,310
      Deposits                                                           45,224                  -
      Other assets                                                       10,020                  -
                                                                 ---------------    ---------------
                                                                 $   13,834,814     $    5,965,327
                                                                 ===============    ===============


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                           $      453,416     $      177,814
      Accrued expenses                                                  232,775            110,897
      Related party loan                                                 45,254             30,590
      Current portion of lease payable                                   81,521             35,243
      Customer deposits                                                       -             39,434
                                                                 ---------------    ---------------
           Total current liabilities                                    812,966            393,978

Other Liabilities
      Leases payable, net of current portion                            132,894             30,544
                                                                 ---------------    ---------------
           Total liabilities                                            945,860            424,522
                                                                 ---------------    ---------------

Stockholders' equity
      Common stock, $0.001 par value, 100,000,000
        shares authorized; 24,517,333 (2001) and
        12,167,333 (2000) shares issued and outstanding                  24,517             12,167
      Additional paid in capital                                     19,185,195          8,980,333
      Accumulated deficit                                            (6,320,758)        (3,451,695)
                                                                 ---------------    ---------------
           Total stockholders' equity                                12,888,954          5,540,805
                                                                 ---------------    ---------------

                                                                 $   13,834,814     $    5,965,327
                                                                 ===============    ===============

               See accompanying notes to condensed consolidated financial statements.

                                              Ubrandit.com
                             Condensed Consolidated Statements of Operations
                                              (unaudited)



                                               Three months      Three months         Nine months       Nine months
                                                   ended             ended               ended             ended
                                                 June 30,          June 30,            June 30,           June 30,
                                                   2001              2000                2001              2000
                                              --------------    --------------      --------------    --------------
Revenues                                      $     418,571     $     356,471       $   1,289,545     $     473,782
Cost of sales                                       339,963           297,922           1,131,864           707,621
                                              --------------    --------------      --------------    --------------

Gross margin                                         78,608            58,549             157,681          (233,839)

Selling, general and administrative                 981,880           639,335           2,338,315         1,364,154
Depreciation and amortization                       519,776            97,634             768,229           241,161
                                              --------------    --------------      --------------    --------------

Loss from operations                             (1,423,048)         (678,420)         (2,948,863)       (1,839,154)

Interest income                                      10,693            53,808              93,789           181,449
Interest expense                                     (7,330)           (2,596)            (13,989)           (3,326)
                                              --------------    --------------      --------------    --------------

Net loss                                      $  (1,419,685)    $    (627,208)      $  (2,869,063)    $  (1,661,031)
                                              ==============    ==============      ==============    ==============

Net loss per common share,
      basic and diluted                       $       (0.07)    $       (0.05)      $       (0.19)    $       (0.14)
                                              ==============    ==============      ==============    ==============

Weighted average number of
      shares, basic and diluted                  20,528,322        11,930,652          15,008,359        11,802,205
                                              ==============    ==============      ==============    ==============

                    See accompanying notes to condensed consolidated financial statements.

                                           Ubrandit.com
                          Condensed Consolidated Statements of Cash Flows
                                           (unaudited)


                                                                  Nine months        Nine months
                                                                     ended              ended
                                                                    June 30,           June 30,
                                                                      2001               2000
                                                                 --------------     --------------
Cash flows from operating activities:
   Net loss                                                      $ (2,869,063)      $  (1,661,031)
   Adjustments to reconcile net loss to net cash
     used in operations:
     Depreciation & Amortization                                      769,220             241,161
     Technology transfer to president in lieu of salary                24,000                   -
     Compensation for stock options                                    37,112                   -
     Changes in operating assets and liabilities,
      net of effects of acquisition:
       Accounts receivable                                             (7,571)              6,214
       Subscription receivable                                              -              51,000
       Prepaid expenses                                                10,349             (39,556)
       Deposits                                                        30,358              (5,081)
       Inventory                                                          433                   -
       Accounts payable                                                72,651              87,474
       Accrued liabilites                                             (41,740)             45,300
                                                                 --------------     --------------

Net cash used in operating activities                               (1,974,251)        (1,274,519)
                                                                 --------------     --------------

Cash flow from investing activities:
   Purchases of property and equipment                                 (79,058)          (121,935)
   Cash from (payment for) business acquisition                         28,319           (195,792)
   Amounts advanced to acquired subsidiary prior to acquisition       (779,472)                 -
   Costs incurred in acquisition of subsidiary                        (240,000)                 -
                                                                 --------------     --------------

Net cash used in investing activities                               (1,070,211)          (317,727)
                                                                 --------------     --------------

Cash flow from financing activities:
   Repayments of capital lease obligations                             (34,546)            (6,045)
   Proceeds from related party debt                                     64,148                  -
   Repayment of related party debt                                     (75,250)                 -
   Issuance of common stock                                            125,000            186,000
                                                                 --------------     --------------

Net cash provided by (used in) financing activities                     79,352            179,955
                                                                 --------------     --------------

Decrease in cash                                                    (2,965,110)        (1,412,291)

Cash, beginning                                                      3,700,864          5,613,922
                                                                 --------------     --------------

Cash, ending                                                           735,754          4,201,631
                                                                 ==============     ==============


               See accompanying notes to condensed consolidated financial statements.

                Notes to Condensed Consolidated Financial Statements
                                   June 30, 2001

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet at June 30, 2001, and the condensed consolidated statements of operations and cash flows for the three and nine months ended June 30, 2001 and 2000 are unaudited and have been prepared by Ubrandit.com (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the consolidated financial position as of June 30, 2001, and the results of operations and cash flows for the related interim periods ended June 30, 2001 and 2000. The results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001 or any other period.

The accounting policies followed by the Company and other relevant information are contained in the notes to the Company's consolidated financial statements filed on January 3, 2001 as part of the Company's Annual Report on Form 10-K for the year ended September 30, 2000. This quarterly report should be read in conjunction with such annual report.

Note 2. NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. We do not expect SFAS 141 will have a material impact on our financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SAFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. We have not yet completed our evaluation of the impact of SFAS 142 on our financial position or results of operations.

Note 3. GOING CONCERN

         The Company has suffered substantial recurring losses from operations, lacks sufficient working capital and has liquidity needs, expects to incur additional losses, has had minimal historical revenues and related gross margin, and, effective April 30, 2001, has acquired a development stage company, Mindtronics Corporation. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

Note 4. LOSS PER COMMON SHARE

Loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the periods.

Note 5. OPTIONS TO PURCHASE COMMON STOCK

During the nine months ended June 30, 2001, the Company granted options to employees to purchase 27,500 shares of common stock, pursuant to the 2000 Stock Option and Incentive Plan. The exercise prices equal the closing stock price of the Company's common stock at the date of grant, which range from $0.50 to $0.875 per share.

The Company also granted options to a former employee/consultant to purchase 7,500 shares of common stock at a price of $3.00 per share, which vested in June 2001. In June 2000, pursuant to the terms of an employment agreement with Peter Huemiller, the Company committed to grant options to purchase 100,000 shares of common stock under the 2000 Stock Option Plan after obtaining shareholder approval. Said options were granted during the nine month period ended June 30, 2001 and priced at a fair market value of $2.06 per share at the time of shareholder approval of said plan and vest on June 1, 2002.

The Company accounts for stock-based compensation for employees under the "intrinsic value" method. Under this method, no compensation expense is recorded for these plans and arrangements for current employees whose grants provide for exercise prices at or above the market price on the date of grant. Compensation expense for employees is recorded based on intrinsic value (excess of market price over exercise price on the measurement date). Unearned employee compensation is amortized over the vesting period and the expense recognized amounted to $1,887 during the nine months ended June 30, 2001.

The Company accounts for stock-based compensation for non-employees using the fair value of the option award on the measurement date. Compensation for non-employee stock options is recorded in the period earned. The fair value of non-employee stock options earned and recorded during the nine months ended June 30, 2001 was $37,112.

The Company issued 12,100,000 shares of common stock, with a fair market value of $10,055,100, in exchange for all the outstanding common stock of Mindtronics Corporation (see Note 6).

In January 2001, a former principal of the Company exercised options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.50.

In June 2001, the board of directors approved the grant of 190,000 options to purchase common stock to a director of the company and two employees at fair market value on the date of grant.

Subsequent to June 30, 2001, the board of directors approved the grant of 50,000 options to purchase common stock to a director of the company at fair market value on the date of grant.

Note 6. ACQUISITION OF MINDTRONICS CORPORATION

On April 24, 2001, the shareholders of Ubrandit.com approved the proposed merger of Mindtronics Corporation at the annual meeting of shareholders. On April 30, 2001, the Company completed the closing of the merger transaction contemplated by that certain Agreement and Plan of Merger dated as of December 4, 2000, as amended effective as of January 12, 2001, by and among the Company, Ubrandit Acquisition Corporation and Mindtronics Corporation, pursuant to which Mindtronics became a wholly-owned subsidiary of the Company.

The acquisition of Mindtronics Corporation has been accounted for using the purchase method of accounting, with assets acquired and liabilities assumed recorded at their fair market values at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed of $11,022,084 represents goodwill and is being amortized on a straight-line basis over the estimated useful life of five years.

Supplementary information related to the acquisition of Mindtronics is as follows:

Components of purchase price:
     Issuance of 12,100,000 shares of the Company's common stock    $10,055,100
     Acquisition costs                                                1,019,472
                                                                    ------------

     Total purchase price                                            11,074,572
     Fair value of assets acquired in excess of liabilities assumed     (52,488)
                                                                     -----------
     Goodwill                                                        $11,022,084
                                                                     ===========

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the combination had occurred on October 1, 2000 and October 1, 1999, respectively:

Nine months ended June 30,                   2001                2000
--------------------------                   ----                ----
Total revenues                          $  1,289,545        $    473,782
Net loss                                  (4,930,130)         (4,429,188)
Basic and diluted loss per share               (0.20)              (0.19)

The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the acquisition occurred on the dates indicated or which may be obtained in the future.

Item 2. Management's Discussion and Analysis or Plan of Operations.
        -----------------------------------------------------------

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

         REVENUES. The Company's revenues for the three months ended June 30, 2001 were $418,571 as compared to $356,471 for the quarter ended June 30, 2000, an increase of $62,100 or 17%. This increase was primarily due to the contribution of 74% of the second quarter revenues by Clicksmart.com. Inc. that was acquired in May 2000 and 9% from the ISP division formed in the spring of 2000.

         GROSS PROFIT (LOSS). The Company recorded a gross profit of $78,608 for the quarter ended June 30, 2001 as compared to a gross profit of $58,549 for the same period in 2000. The increase in gross profit was primarily due to significant revenues from newly acquired Clicksmart.com, Inc. and UbranditISP.com, Inc. that carry higher gross margins that offset the losses of Ubrandit.com.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased by 54% to $981,880 for the three months ended June 30, 2001 from $639,335 for the same period in 2000. The increase was primarily due to the Company's continued growth and expansion, increased administrative payroll costs associated with the Company's newly acquired subsidiary, and other public company expenses, and expenses associated with running the newly formed ISP division.

         DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended June 30, 2001, depreciation and amortization costs were $519,176, as compared to $97,634 for the same period in 2000. The increase was due to the amortization of goodwill recorded from the acquisition of Mindtronics and increased depreciation expense from additional property and equipment relating to said acquisition.

         INTEREST INCOME. For the three months ended June 30, 2001, interest income decreased to $10,693 as compared to the interest income of $53,808 for the same period in 2001. The decrease in interest income was due to decreased cash balances in interest earning accounts.

         NET LOSS. Net loss for the three months ended June 30, 2001 was $1,419,685 or 339% of revenues as compared to $627,208 or approximately 176% for the same period in 2000. Net loss as a percentage of revenues increased by 163% primarily due to significant additional operating costs discussed above.

Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000
---------------------------------------------------------------------------

         REVENUES. The Company's revenues for the nine months ended June 30, 2001 were $1,289,545 as compared to $473,782 for the nine months ended June 30, 2000, an increase of $815,763 or 172%. This increase was primarily due to the contribution of 77% of the nine-month revenues by Clicksmart.com. Inc. that was acquired in May 2000 and 9% from the ISP division formed in the spring of 2000.

         GROSS PROFIT (LOSS). The Company recorded a gross profit of $157,681 for the nine months ended June 30, 2001 as compared to a gross loss of $233,839 for the same period in 2000. The increase in gross profit was primarily due to significant revenues from newly acquired Clicksmart.com, Inc. and UbranditISP.com, Inc. that carry higher gross margins that offset the losses of Ubrandit.com.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased by 71% to $2,338,315 for the nine months ended June 30, 2001 from $1,364,154 for the same period in 2000. The increase was primarily due to the Company's continued growth and expansion, increased administrative payroll costs associated with the Company's newly acquired subsidiary, compensation expenses from the issuance of stock options, and other public company expenses, and expenses associated with running the newly formed ISP division.

         DEPRECIATION AND AMORTIZATION EXPENSE. For the nine months ended June 30, 2001, depreciation and amortization costs were $768,229, as compared to $241,161 for the same period in 2000. The increase was due to the amortization of core technology and goodwill recorded from the acquisition of Clicksmart.com, Inc. and Mindtronics, Inc. and increased depreciation expense from additional property and equipment.

         INTEREST INCOME. For the nine months ended June 30, 2001, interest income decreased to $93,789 as compared to the interest income of $181,449 for the same period in 2001. The decrease in interest income was due to decreased cash balances in interest earning accounts.

         NET LOSS. Net loss for the nine months ended June 30, 2001 was $2,869,063 or 222% of revenues as compared to $1,661,031 or approximately 351% for the same period in 2000. Net loss as a percentage of revenues decreased by 129% primarily due to significant revenues from Clicksmart.com, Inc. and UbranditISP.com, Inc. which carry higher gross margins.


LIQUIDITY AND CAPITAL RESOURCES AND HISTORICAL RESULTS OF CASH FLOW
-------------------------------------------------------------------

         HISTORICAL RESULTS OF CASH FLOWS

         At June 30, 2001, our cash balance was $735,754, compared to $3,700,864 at September 30, 2000. The $2,965,110 decrease in cash is discussed below.

         Net cash used in operating activities amounted to $1,974,251 for the nine months ended June 30, 2001. This was primarily attributable to the net loss of $2,869,063, partially offset by non-cash charges related to depreciation and amortization totaling $769,220, $37,112 of compensation expense primarily for prior stock option issuances and $24,000 of core technology given up in lieu of salary to an executive no longer with the Company. Cash increased by $64,480 as a result of changes in operating assets and liabilities. Cash used by changes in operating assets and liabilities is primarily a function of an increase in accounts payable and a decrease in deposits.

         Net cash used in investing activities amounted to $1,070,211 for the nine months ended June 30, 2001. This was primarily attributable to cash advanced to Mindtronics prior to acquisition amounting to $779,472, property and equipment purchases of $79,058, and costs incurred in the acquisition of Mindtronics of $240,000.

         Net cash provided by financing activities amounted to $79,352 for the nine months ended June 30, 2001. This was primarily attributable to the proceeds from the exercise of options for common stock totaling $125,000 and related party debt totaling $64,148, which was partially offset by repayments of $75,250 and the payments on capital leases totaling $34,546.

         GOING CONCERN

         The Company has suffered substantial recurring losses from operations, lacks sufficient working capital and has liquidity needs, expects to incur additional losses, has had minimal historical revenues and related gross margin, and, effective April 30, 2001, has acquired a development stage company, Mindtronics Corporation. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, our sole source of liquidity consisted of $735,754 of cash. We currently do not have access to any other sources of funding, including debt and equity financing facilities. As of June 30, 2001, our principal commitments consisted of our operating obligations and our amount outstanding under operating and capital leases.

         We believe that current cash will not be sufficient to meet our anticipated operating cash needs for the next 12 months commencing July 1, 2001. The Company has limited operating capital and no current access to credit facilities. We estimate that we currently have sufficient funds to continue operations through September 30, 2001 at currently projected levels of operational expense. We expect that additional funds will be necessary for the Company to implement its business plan. The Company's continued operations therefore depend on its ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain the additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. We do not expect SFAS 141 will have a material impact on our financial position or results of operations.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SAFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. We have not yet completed our evaluation of the impact of SFAS 142 on our financial position or results of operations.

AMERICAN STOCK EXCHANGE DELISTING EXPOSURE

         The Company's common stock may be delisted from the American Stock Exchange if it fails to comply with applicable listing requirements. Under the rules of the American Stock Exchange, among others, the exchange may delist from trading any stock that trades below $1.00 for more than 30 consecutive trading days. Currently, the Company is trading at a price that is substantially below $1.00. The Company's inability to maintain its listing on the American Stock Exchange, could have an adverse effect on the market for its common stock and the ability of its stockholders to sell their shares.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

         None.

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         During the nine months ended June 30, 2001, a former principal of the Company exercised options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.50.

         Effective April 30, 2001, the Company has acquired a development stage Company, Mindtronics Corporation. Pursuant to the Merger Agreement, Ubrandit.com, Inc. exchanged 12,100,000 shares of its common stock for all of the outstanding shares of Mindtronics capital stock.

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

Item 5.  Other Information.
         -----------------

         Rider.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (1)     Exhibits:

                 Reference is made to the Exhibit Index.

         (2)     Reports on Form 8-K:

                 The Company filed a report on Form 8-K on May 2, 2001 to announce the closing of the merger transaction contemplated by that certain Agreement and Plan of Merger by and among the Company, Ubrandit Acquisition Corporation and Mindtronics Corporation.

                 The Company filed a report on Form 8-K/A on May 14, 2001 to amend the report of Form 8-K filed on May 2, 2001 by attaching financial statements and exhibits.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Registrant:
                                        UBRANDIT.COM


Dated:  August 20, 2001                 By       /s/ Roger C. Royce
                                               -------------------------
                                                   Roger C. Royce
                                                   CEO, Chairman

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

21.1 Subsidiary of Registrant Global Investment Guide, Inc. Articles of Incorporation (1)

21.2     Subsidiary of Registrant Global Investment Guide, Inc. Bylaws (1)

------------------
(1) Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form 10, which was filed on July 22, 1999.

(2) Previously filed with the Securities and Exchange Commission on Amendment No. 1 to the Company's Registration Statement on Form 10, which was filed on October 5, 1999.

(3) Previously filed with the Securities and Exchange Commission on Amendment No. 4 to the Company's Registration Statement on Form 10, which was filed on January 5, 2000.

(4) Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form 8-A, which was filed on February 10, 2000.

(5) Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form 10-Q/A, which was filed on March 31, 2000.

(6) Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form 10-Q/A, which was filed June 30, 2000.

(7) Previously filed with the Securities and Exchange Commission on the Company's Current Report on Form 8-K, which was filed on December 5, 2000.

(8) Previously filed with the Securities and Exchange Commission on the Company's Current Report on Form 8-K, which was filed on February 16, 2001.

(9) Previously filed with the Securities and Exchange Commission on the Company's Current Report on Form 8-K, which was filed on March 21, 2001.

(10) Previously filed with the Securities and Exchange Commission on the Company's Current Report on Form PREM14A, which was filed on March 21, 2001.

(11) Previously filed with the Securities and Exchange Commission on the Company's Current Report on Form DEFM14A, which was filed on March 26, 2001.

(12) Previously filed with the Securities and Exchange Commission on the Company's Current Report on Form 8-K, which was filed on May 2, 2001.

(13) Previously filed with the Securities and Exchange Commission on the Company's Current Report on Form 8-K/A, which was filed on May 14, 2001.