Form 10KSB
period 2001-09-30
UBRANDIT COM
filed 2006-02-07
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended September 30, 2001

                        Commission file number: 001-15683

                                  UBRANDIT.COM
        ----------------------------------------------------------------
           (name of small business issuer as specified in its charter)

                  Nevada                                      88-0381646
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employee Identification No.)
of incorporation or organization)

                       c/o 330 Clematis Street, Suite 217
                            West Palm Beach, FL 33401
        ----------------------------------------------------------------
                    (Address of principal executive offices)

 Issuer's telephone number, including area code: (800)682-5689

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0.00

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 7, 2006. $114,557

Number of outstanding shares of the registrant's par value $.001 common stock, as of February 7, 2006: 69,092,790

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check One):

                                 Yes [ ] No [X]

                                  Ubrandit.com
                                   FORM 10-KSB
                                      INDEX

                                                                            Page

                                     Part I

Item 1.  Business.....................................................        2

Item 2.  Description of Property......................................        7

Item 3.  Legal Proceedings............................................        8

Item 4.  Submission of Matters to a Vote of Security Holders..........        8

                                     Part II

Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters.........................        8

Item 6.  Management's Discussion and Analysis.........................       10

Item 7.  Financial Statements and Supplementary Data..................       11

Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure..............       19

Item 8A.  Controls and Procedures.....................................       19

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act.................................       19

Item 10. Executive Compensation.......................................       20

Item 11. Security Ownership of Certain Beneficial Owners
                  and Management......................................       21

Item 12. Certain Relationships and Related Transactions...............       22

Item 13. Exhibits.....................................................       22

Item 14. Principal Accountant fees and services.......................       22

Signatures............................................................       23

                                     PART I

ITEM 1.  BUSINESS

         This annual report on Form 10-KSB contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-KSB, whether as a result of new information, future events, changes in assumptions or otherwise.

HISTORY OF COMPANY

         Ubrandit.com (the "Company" or "Ubrandit") was incorporated on December 19, 1997 in the State of Nevada under the name of Mount Merlot Estates, Inc. In January 1999, the Company changed its name to Virtual Brand, Inc. In February 1999, the Company changed its name a second time to Ubrandit.com. The Company raised operating capital through the sale of equity securities, which the Company used to recruit and organize management, and to finance the initial costs associated with corporate strategic planning and development.

         The Company was originally engaged in the development of specialty Web sites and other online related services and products. Its primary focus was the "branding" (private labeling) of destination financial and e-commerce sites on the World Wide Web to the existing Web sites of companies desiring to drive traffic and encourage repeat visitors to their respective sites. "Private labeling" or "branding" means that when the Company creates content for a client's Web site, the content (or Web pages) will contain the client company's name, logo, and navigation buttons, and will not include information about Ubrandit.com.

         On January 29, 2002, the Company filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of Utah (case no. 02-21677). As a result of the filing, all of the Company's properties were transferred to a United States Trustee and the Company terminated all of its business operations. The Bankruptcy Trustee has disposed of all of the assets. On January 28, 2005 the Chapter 7 bankruptcy was closed by the U.S. Bankruptcy Court Central District of Utah.

         Since January 2002, the Company has not engaged in any business operations, and has not filed the reports required by the Securities and Exchange Commission. In addition, on or about January 1, 2003, the Nevada Secretary of State revoked the Company's corporate charter. Accordingly, the Company had abandoned its business.

         In its Order Granting the PETITION FOR APPOINTMENT OF MICHAEL ANTHONY AS CUSTODIAN OF UBRANDIT.COM PURSUANT TO NRS 78.34 dated July 15, 2005 (the "Order"), the Eighth District Court, Clark County, Nevada appointed Michael Anthony custodian of the Company for the purpose of appointing new officers and directors of the Company and taking all action on behalf of the registrant as permitted by Nevada Revised Statutes 78.347. The actions authorized under NRS
78.347 include:

         - To settle the affairs, collect the outstanding debts, sell and convey the property, real and personal

         - To demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, lands and tenements, books, papers, choses in action, bills, notes and property, of every description of the corporation

         - To institute suits at law or in equity for the recovery of any estate, property, damages or demands existing in favor of the corporation

         - Provided that the authority of the custodian is to continue the business of the corporation and not to liquidate its affairs or distribute its assets

         - To exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws

         In accordance with the Order, Mr. Anthony appointed himself as sole interim Director and President. In addition, the Company hired Century Capital Partners, LLC ("CCP"); a business consulting firm and affiliated entity, for the purpose of assisting the Company in its efforts to salvage value for the benefit of its shareholders. CCP has also agreed to advise the Company as to potential business combinations. Mr. Anthony is the managing member of CCP and his wife, Laura Anthony (a securities attorney) is also a member of CCP. Accordingly, CCP is an affiliated entity.

         As of February 7, 2006, the Company is not in negotiations with, nor does it have any agreements with any potential merger candidate.

         As of February 7, 2006, CCP contributed an estimated $30,000 as paid in capital to the Company. The Company is to use these funds to pay the costs and expenses necessary to revive the registrant's business operations. Such expenses include, without limitation, fees to reinstate the Company's corporate charter with the state of Nevada; payment of all past due franchise taxes; settling all past due accounts with the registrant's transfer agent; accounting and legal fees; and costs associated with bringing the registrant current with its filings with the Securities and Exchange Commission, etc.

         In consideration for these services and capital contribution(s), the Company issued to CCP 50,000,000 shares of its common stock representing approximately 72.3% of its common stock outstanding as of February 7, 2006.

NEW BUSINESS OBJECTIVES OF THE COMPANY

         The Company has no present operations. Management determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider and proceed with a business opportunity.

         Until 2002, the Company's common stock was listed and traded on the American Stock Exchange under the symbol "UBI". Now the Company's common stock is traded on the OTCBB "pink sheets" under the symbol "UBDT.PK". There is currently no active trading market in the Company's shares. There can be no assurance that there will be an active trading market in the Company's common stock. In the event that an active trading market develops, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

         Management has voting control and therefore has substantial flexibility in identifying and selecting a prospective new business opportunity. The Company is not obligated nor does Management intend to seek pre-approval by the shareholders for selecting such a business opportunity.

         Management intends to devote such time as it deems necessary to carry out the Company's affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that the Company will be successful in its efforts. The Company cannot project the amount of time that Management will actually devote to the Company's plan of operation.

SELECTION AND STRUCTURING OF A NEW BUSINESS OPPORTUNITY

         New management has voting control of 72.3%. As a result, Management will have substantial flexibility in identifying and selecting a prospective new business opportunity. The Company will be dependent on the judgment of its Management in connection with the selection of a new business opportunity.

            The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future;

nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within at or immediately following closing of the proposed transaction.

         The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deemed relevant. In connection with an evaluation of a potential business opportunity, management may be expected to conduct a due diligence review and may seek assistance of independent third parties.

            The Officers of the Company have limited experience in managing companies similar to the Company and shall rely upon their own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash

         The time and costs required to select and evaluate a potential new business opportunity, including conducting a due diligence review, and to structure a plan to pursue a potential new business opportunity cannot presently be ascertained. Management will devote such time as it deems reasonably necessary to carry out plans for potential new business opportunities. As a result, the time devoted to the Company's business may vary depending upon whether we have identified a business opportunity. As of February 7, 2006, the Company has not identified a business opportunity.

CONFLICTS OF INTEREST

         Company Management is not required to commit its full time to Company affairs. As a result, pursuing new business opportunities may require a greater period of time than if Management would devote their full time to our affairs. Management is not precluded from serving as officer or director of any other entity that is engaged in business activities similar to those of the Company. Management has not identified and is not currently negotiating a new business opportunity. In the future, Management may become associated or affiliated with entities engaged in business activities similar to those with which the Company conducts. In such event, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that Management has multiple business affiliations, it may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, Management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach Management with respect to a business combination, Management will consider the foregoing factors as well as the preferences of the Management of the operating company. However, Management will act in what it believes will be in the best interests of the shareholders of the Company. Management is not currently an officer or director or affiliated with any other entity that is engaged in business activities similar to those of the Company.

BUSINESS EXPERIENCE OF MANAGEMENT

         Mr. Michael Anthony, the Company's sole officer and director is the Managing Member of Century Capital Partners, LLC. Prior to forming Century Capital Partners, LLC from the beginning of 1999 through the formation of Century Capital Partners, Mr. Anthony consulted with various businesses, much the same way Century Capital Partners does now only on a less formal basis.

         In addition, since November 2004, Mr. Anthony has been President and CEO of Union Equity, Inc. and its wholly owned subsidiaries Home Sales Express, Inc. and Home Loans 24/7, Inc.

PRIOR EXPERIENCE WITH BLANK CHECK COMPANIES

         None.

RISK FACTORS

DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon the continued services of its officer and director. To the extent that his services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES. At present, the Company has no business operations and the business activities are limited to seeking potential business opportunities. Due to limited financial and personnel resources, there is only a limited basis upon which to evaluate prospects for achieving the Company's intended business objectives. The Company has only limited resources and has no operating income, revenues or cash flow from operations. Management is indirectly providing limited debt funding and capital contributions, on an as needed basis, necessary for the Company to continue its corporate existence and business objective to seek new business opportunities, as well as funding the costs of remaining a reporting company under the Exchange Act. There is no written agreement with Management to provide any interim financing for any period. In addition, the Company will not generate any revenues unless and until it enters into a new business or acquires an entity that generates revenues, of which there can be no assurance. There can be no assurance that any acquired business will generate any material revenues or operate on a profitable basis.

BROAD DISCRETION OF MANAGEMENT. Any person who invests in Company securities will do so without an opportunity to evaluate the specific merits or risks of any potential new prospective business in which the Company may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of Management in connection with the selection of a prospective business. There can be no assurance that determinations made by Management will guarantee that the Company will achieve its business objectives.

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS. As of the date of filing of this annual report, the Company has not yet identified any prospective business or industry in which it may seek to become involved and at present it has no substantive information concerning any prospective business. There can be no assurance that any prospective business combination will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

THERE IS NO ACTIVE MARKET FOR Company COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED. Company common stock previously traded on the American Stock Exchange under the symbol "UBI". In 2002, the Company did not remain current in its reporting obligations under the Exchange Act and its shares were subsequently deleted from the American Stock Exchange. Thereafter, the Company's common stock has been subject to quotation on the pink sheets under the symbol "UBDT.PK". There is currently no active trading market in the common stock. There can be no assurance that there will be an active trading market for the common stock following a business combination or commencement of a new business. In the event that an active trading market commences, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

UNSPECIFIED INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES; UNASCERTAINABLE RISKS. There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which the Company may ultimately operate. To the extent that the Company effects a business combination with a financially unstable Registrant or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, the Company will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that the Company effects a business combination with an entity in an industry characterized by a high degree of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. Although Management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that the Company will properly ascertain or assess all such risks or that subsequent events may not alter the risks that Company perceives at the time of the consummation of any new business opportunity.

CONFLICTS OF INTEREST. Management is not required to commit its full time to Company affairs. There may be a conflict of interest in allocating their time in the event that Management engages in similar business efforts for other entities. Management will devote such time, in its sole discretion, to conduct Company business, including the evaluation of potential new business opportunities and the negotiation and consummation of a business combination. As a result, the amount of time devoted to Company business and affairs may vary significantly depending upon whether the Company has identified a new prospective business opportunity or are engaged in active negotiations related to the consummation of a business combination.

COMPETITION. The Company expects to encounter intense competition from other entities seeking to pursue new business opportunities or business combinations. Many of these entities are well-established and have extensive experience in connection with identifying new prospective business opportunities or in effecting business combinations. Many of these competitors possess greater financial, technical, human and other resources and there can be no assurance that the Company will have the ability to compete successfully. Based upon limited financial and personnel resources, the Company may lack the resources as compared to those of many of potential competitors.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is required to provide certain information about significant acquisitions and other material events. The Company will continue to be required to file quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, which annual report must contain our audited financial statements. As a reporting company under the Exchange Act, following any business combination, the Company will be required to file a report on Form 8-K or other form appropriate under the Exchange Act, which contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within 4 days following the filing of Form 8-K disclosing the transaction. While obtaining audited financial statements is typically the economic responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The additional time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable transaction. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because the Company is subject to the reporting requirements of the Exchange Act.

ADDITIONAL FINANCING REQUIREMENTS. The Company has no revenues and is dependent upon the willingness of Management to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with corporate existence. The Company may not generate any revenues until the consummation of a business combination or commencement of new business operations. The Company anticipates that it will have available sufficient resources to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until it commences business operations or enter into a business combination. In the event that available resources from our Management prove to be insufficient for the purpose of commencing operations through a business combination or otherwise, the Company will be required to seek additional financing. Failure to secure additional financing could have a material adverse affect on the ability to commence new business opportunities or pursue a business combination. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in the Company's best interests. There is no written agreement with Management to provide funds for our operating expenses.

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE SECURITIES. The holders of the Company's shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell such securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

It is the intention of the Company following the consummation of a business or business combination to seek coverage and publication of information regarding the Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals.

DIVIDENDS UNLIKELY. The Company does not expect to pay dividends for the foreseeable future. The payment of dividends will be contingent upon future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the board of directors as then constituted. It is expected that future management following a business combination will determine to retain any earnings for use in business operations and accordingly, the Company does not anticipate declaring any dividends in the foreseeable future.

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES. The Company may issue additional shares of common stock in connection with its intention to pursue new business opportunities or enter into a business combination. To the extent that additional shares of common stock are issued, Company shareholders would experience dilution of their respective ownership interests in the Company. If the Company issues shares of common stock in connection with the intent to pursue new business opportunities, a change in control of the Company may occur. The issuance of additional shares of common stock may adversely affect the market price of the common stock, in the event that an active trading market commences, of which there can be no assurance.

COMPLIANCE WITH PENNY STOCK RULES. Company common stock will be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, unless the price of shares of common stock is at least $5.00. The Company expects that its share price will be less than $5.00. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special writ-ten determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may be-come more difficult to sell such securities. Such requirements could result in reduction in the level of trading activity for Company common stock and could make it more difficult for investors to sell our common stock.

GENERAL ECONOMIC RISKS. The Company's current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may adversely affect plans of operation. These conditions and other factors beyond the Company's control include, but are not limited to regulatory changes.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate office is located at the office of Century Capital Partners, an affiliated entity, at 330 Clematis Street, Suite 217, West Palm Beach, FL 33401. This office space, consisting of approximately 1100 square feet, is provided rent-free and the Company believes that these facilities are sufficient for the near future or until such time that the Company engages in a new business venture or business combination.

ITEM 3.  LEGAL PROCEEDINGS

         On January 29, 2002, the Company filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of Utah (case no. 02-21677). As a result of the filing, all of the Company's properties were transferred to a United States Trustee and the Company terminated all of its business operations. The Bankruptcy Trustee has disposed of all of the assets. On January 28, 2005 this Chapter 7 bankruptcy was closed by the U.S. Bankruptcy Court Central District of Utah. As a result of said bankruptcy, all prior claims against the Company were extinguished.

         Pursuant to its Order Granting the PETITION FOR APPOINTMENT OF MICHAEL ANTHONY AS CUSTODIAN OF UBRANDIT.COM PURSUANT TO NRS 78.34 dated July 15, 2005 (the "Order"), the Eighth District Court, Clark County, Nevada appointed Michael Anthony custodian of the Company for the purpose of appointing new officers and directors of the Company and taking all action on behalf of the Company as permitted by Nevada Revised Statutes 78.347. See "HISTORY OF THE COMPANY"

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the year fiscal 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Company's common stock is traded on the OTCBB "Pink Sheets" under the symbol UBDT.PK. Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The following table sets forth high and low bid quotations of the Company's common stock (broken-down into fiscal quarters) for the fiscal years ended September 30, 2001 and 2000 as follows:

                                                    Closing Bids
                                                    ------------

                                               HIGH              LOW
                                               ----              ---
   2001
   ----
September 30, 2001                            $0.29              0.04
June 30, 2001                                  0.55              0.27
March 31, 2001                                 0.938             0.42
December 31, 2000                              2.00              0.375

   2000
   ----
September 30, 2000                            $4.625             1.875
June 30, 2000                                  7.00              2.438
March 31, 2000                                 7.00              3.00
December 31, 1999                              6.125             2.875

         (b) As of February 7, 2006, the Company had approximately 133 shareholders of record of the common stock.

         (c) No cash dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying cash dividends for the foreseeable future.

PENNY STOCK REGULATION. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following:

o A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

o A description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

o A brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

o        A toll-free telephone number for inquiries on disciplinary actions;

o Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

o Such other information and in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation. Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer the following:

o        The bid and offer quotations for the penny stock;

o The compensation of the broker-dealer and its salesperson in the transaction;

o The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

o Monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules for an indeterminate period of time.

(d) Securities Authorized for Issuance under Equity Compensation Plans. NONE. Subsequent to the Company's Bankruptcy, Management has rescinded all such Plans.

(e) Recent Sales of Unregistered Securities.

         In July 2005, the Company issued 50,000,000 shares to Century Capital Partners, LLC in exchange for services and a capital investment in the approximate amount of $30,000. The Company hired Century Capital Partners, LLC, a business consulting firm ("CCP"), for the purpose of assisting the Company in its efforts to salvage value for the benefit of its shareholders. CCP has also agreed to advise the Company as to potential business combinations. The Company's sole director and officer, Michael Anthony, is the managing member of CCP and his wife, Laura Anthony (a securities attorney) is also a member of CCP.

RULE 144 SALES

            The Company appears to be a blank check company. Generally, a blank check company is a development stage company that has no specific business plan or purpose, or is seeking to merge with or acquire an unidentified target, and is issuing "penny stock". It is the position of the Commission that securities issued by a blank check company cannot be resold under Rule 144, regardless of technical compliance with that rule, but must be registered under the Securities Act. Accordingly, the restricted securities held by Century Capital Partners, LLC in the amount of 50,000,000 shares may not be resold under Rule 144, but may only be sold pursuant to an effective registration statement under the Securities Act. In addition, any securities issuance while the Company is a blank check company, including issuances for the services of consultants and advisors, may not be resold under Rule 144, but may only be sold pursuant to an effective registration statement under the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Overview

         The Company's current activities are related to seeking a new business opportunity or business combination. The Company will use its limited personnel and financial resources in connection with such activities. It may be expected that entering into a new business opportunity or business combination will involve the issuance of restricted shares of common stock.

         On January 29, 2002, the Company filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of Utah (case no. 02-21677). As a result of the filing, all of the Company's properties were transferred to a United States Trustee and the Company terminated all of its business operations. The Bankruptcy Trustee has disposed of all of the assets. On January 28, 2005 this Chapter 7 bankruptcy was closed by the U.S. Bankruptcy Court Central District of Utah.

         During the second quarter of 2002, the Company discontinued its operations. While the Company is dependent upon interim funding provided by Management to pay professional fees and expenses, the Company does not have a written finance agreement with Management to provide any continued funding.

Liquidity and Capital Resources

         At September 30, 2001, the Company had assets of $108,525 and liabilities of $945,860. As part of the Company's intent to seek new business opportunities and/or in effecting a business combination, the Company may determine to seek to raise funds from the sale of equity or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

         In connection with the commencement of a new business opportunity or consummation of a business combination, the Company will most likely issue a substantial number of additional restricted shares or other securities. If such additional securities are issued, the shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of shares are issued in connection with a business combination, a change in control may be expected to occur.

         The Company's limited resources and lack of operating history may make it difficult to borrow funds or raise capital. This inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on the Company's financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

Revenues
--------

For the year ended September 30, 2001 and 2000, revenues from operations totaled $0.00 and $869,623, respectively. The Company reported a net loss from operations of $16,595,352 in 2001 and $2,403,850 in 2000. This decrease in revenue was attributable to declining operations that ultimately led to the Company's bankruptcy in January 2002.

Costs and Expenses
------------------

Total costs and expenses during the year ended September 30, 2001 and 2000 were $12,984,081 and $327,473, respectively. This increase was attributable to declining operations that ultimately led to the Company's bankruptcy in January 2002.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                                  Ubrandit.com, Inc.
                                    Balance Sheets

                                                                September 30,
-------------------------------------------------------------------------------------
                                                             2002            2001
-------------------------------------------------------------------------------------
                                                          (successor)    (predecessor
                                                                          unaudited)
                                ASSETS
Current assets
Cash                                                     $          0    $    100,000
Short-term investments                                              0
Accounts receivable                                                 0               0
Inventory                                                           0               0
Prepaid expenses                                                    0           7,000
                                                         ------------    ------------
  Total current assets                                              0         107,000

Assets from discontinued operations held for sale:
Equipment, net                                                      0           1,525
Other assets                                                        0               0

-------------------------------------------------------------------------------------
Total Assets                                             $          0    $    108,525
-------------------------------------------------------------------------------------

                LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                   $          0    $    453,416
Accrued expenses                                                    0         232,775
Notes payable                                                       0         126,775
Current portion of long term debt                                   0               0
                                                         ------------    ------------
 Total current liabilities                                          0         812,966

Long term debt                                                      0         132,894

Stockholders' Deficiency:
Preferred stock                                                     0               0
Common stock-100,000,000 authorized $0.001 par value
19,092,790 issued & outstanding                                19,093          19,093
Additional paid-in capital                                    (19,093)     19,190,619
Accumulated Deficit                                                 0     (20,047,047)
                                                         ------------    ------------
Total Equity                                                        0        (837,335)

                                                         ------------    ------------
Total Liabilities & Stockholder Deficiency               $          0    $    108,525
                                                         ------------    ------------



See Summary of Significant Accounting Policies and Notes to Financial Statements.





                                     Ubrandit.com, Inc.
                                  Statement of Operations

                                                               ----------------------------
                                                              Fiscal Years Ended September 30
                                                               ----------------------------
                                                                   2002            2001
                                                               ------------    ------------
                                                                (successor)    (predecessor
                                                                                unaudited)

Revenue                                                        $          0    $          0

Costs & Expenses:
  Costs of goods sold                                                     0               0
  Depreciation & Amortization                                             0               0
  General & administrative                                                0               0
  Impairment of Long Lived Assets                                         0      12,984,081
  Interest                                                                0               0
                                                               ------------    ------------
  Total Costs & Expenses                                                  0      12,984,081

Loss from continuing operations before income taxes,
  extraordinary gain and discontinued operations                          0     (12,984,081)

Discontinued operations:
  Loss from discontinued operations (net of taxes)                 (100,000)     (3,611,271)
  Gain on disposal of assets used in discontinued operations        937,335               0
                                                               ------------    ------------
Income from discontinued operations                                 837,335      (3,611,271)

-------------------------------------------------------------------------------------------
Net Income (loss)                                              $    837,335    ($16,595,352)
-------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                          $       0.00    ($      0.86)
Discontinued operations                                        $       0.04    ($      0.24)
-------------------------------------------------------------------------------------------
Basic and diluted net loss                                     $       0.04    ($      1.10)
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)            19,092,790      15,126,000
-------------------------------------------------------------------------------------------


See Summary of Significant Accounting Policies and Notes to Financial Statements.




                                    Ubrandit.com, Inc.
                                 Statement of Cash Flows


                                                             ----------------------------
                                                            Fiscal Years Ended September 30
                                                             ----------------------------
                                                                 2002           2001
                                                             ------------    ------------
                                                              (successor)    (predecessor
                                                                              unaudited)
Cash flows from operating activities:
Net Income (loss)                                            $    837,335    ($16,595,352)
Adjustments required to reconcile net loss
   to cash used in operating activities:
Expenses paid by issuance of equity instruments                         0          37,112
Non cash expenses & impairment  charges                                 0      13,752,310
Increase in allowance for doubtful accounts
Gain from discontinued operations                                (937,335)              0
(Increase) decrease in current assets                                   0         121,652
Increase (decrease) in accounts payable & accrued expenses              0         358,046
-----------------------------------------------------------------------------------------
     Cash flows used by operating activities:                    (100,000)     (2,326,232)
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
Other                                                                   0        (283,773)
Costs & advances in acquisition of subsidiary                           0        (991,153)
Purchase of equipment                                                   0         (79,058)
-----------------------------------------------------------------------------------------
     Cash used in investing activities                                  0      (1,353,984)
-----------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from issuance of common stock                                  0         125,000
Proceeds from debt borrowings                                           0         (11,102)
Payments on capital lease obligation                                    0         (34,546)
Cash transferred to bankruptcy trustee                                  0               0
-----------------------------------------------------------------------------------------
     Cash generated by financing activities                             0          79,352
-----------------------------------------------------------------------------------------

Change in cash                                                   (100,000)     (3,600,864)
Cash-beginning of period                                          100,000       3,700,864
-----------------------------------------------------------------------------------------
Cash-end of period                                           $          0    $    100,000
-----------------------------------------------------------------------------------------


See Summary of Significant Accounting Policies and Notes to Financial Statements.





                                            Ubrandit.com, Inc.
                                     Statement of Stockholder's Equity
                                           (Predecessor Company)

                                                               Common Stock
                                               -------------------------------------------
                                                  Shares         Common        Additional     Accumulated
                                                                  Stock     paid-in capital     Deficit
                                               ------------    ------------   ------------    ------------

----------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                    11,738,333    $     11,738   $  7,857,262    $ (1,047,845)
----------------------------------------------------------------------------------------------------------
Shares issued upon exercise of options              129,000             129        185,871
Shares issued in connection with acquisition        300,000             300        937,200
Net Loss                                                                                        (2,403,850)
----------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                    12,167,333          12,167      8,980,333      (3,451,695)
----------------------------------------------------------------------------------------------------------
Shares issued upon exercise of options              250,000             250        125,000
Shares issued in connection with acquisition      6,675,457           6,675     10,085,286
Net Income                                                                                     (16,595,352)
----------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                    19,092,790          19,092   $ 19,190,619    $(20,047,047)
----------------------------------------------------------------------------------------------------------
Effect of "Fresh Start" accounting                                             (19,209,712)     19,209,712
Net Income                                                                                         837,335
----------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                    19,092,790          19,092   ($    19,093)   $          0
----------------------------------------------------------------------------------------------------------



See Summary of Significant Accounting Policies and Notes to Financial Statements.


                               UBRANDIT.COM, INC.
                                 BACKGROUND AND
                         SIGNIFICANT ACCOUNTING POLICIES
                               September 30, 2002



THE COMPANY

UBrandit.com, (the "Company"), a Nevada corporation, was incorporated on December 19, 1997. Prior to filing for bankruptcy under chapter 7 on January 29, 2002, UBrandit (along with a through its subsidiary Clicksmart) provided financial and e-commerce web-based systems facilitating access to a portfolio of products and information ranging from online books to real time financial data.

BANKRUPTCY PROCEEDINGS: On January 29, 2002, the Company filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of Utah (case no. 02-21677). As a result of the filing, all of our properties were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee has disposed of all of the assets. On January 28, 2005 this Chapter 7 bankruptcy was closed by the U.S. Bankruptcy Court Central District of Utah.

CLARK COUNTY COURT, NEVADA PROCEEDINGS: On July 15, 2005, the Clark County Court, Nevada approved an Order granting the custodianship of the company to Michael Anthony. The material terms of the transaction confirmed by the Clark County Court generally authorize Mr. Anthony to appoint new members to the Registrant's board of directors and to take any and all actions on behalf of the Company permitted by Nevada Statutes Section 78.347.

BASIS OF PRESENTATION: We adopted "fresh-start" accounting as of January 30, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The results of the discontinued component have been reclassified from continuing operations. The reclassification reduces sales for September 30, 2001 by $1,489,000 and related expenses by $5,100,000

SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

CASH AND CASH EQUIVALENTS: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

PROPERTY AND EQUIPMENT New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

VALUATION OF LONG-LIVED ASSETS: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

STOCK BASED COMPENSATION: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES.

We account for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44. As permitted by SFAS No. 123, as amended by SFAS No. 148, we have chosen to continue to account for our employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2005. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

EARNINGS PER COMMON SHARE: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2002 or 2001.

INCOME TAXES: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. As of January 1, 2003, management has determined that there will be no current impact of SFAS No. 146 on the Company's financial statements.

In January 2003, FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities.

                               UBRANDIT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002


1. "FRESH START" ACCOUNTING:

On January 29, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of January 30, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

All results for periods subsequent to January 29, 2002 are referred to as those of the "Successor Company". The results of operations and cash flows as presented on the 2001 financial statements reflect the predecessor company. The successor company had no transactions between January 30, 2002 and the end of the subsequent reporting period and through September 30, 2004.

In accordance with SOP No. 90-7, the reorganized value of the Company was allocated to the Company's assets based on procedures specified by SFAS No. 141, "Business Combinations". Each liability existing at the plan sale date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates. It was determined that the Company's reorganization value computed immediately before January 29, 2002 was $0. We adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation of the sale received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post-petition liabilities and allowed claims.

2.   COURT PROCEEDINGS:

On January 29, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Central District of Utah (case no. 02-21677). On January 28, 2005 this Chapter 7 bankruptcy was closed by the U.S. Bankruptcy Court Central District of Utah.

On July 15, 2005, Clark County Court, Nevada approved an Order granting the custodianship of the company to Michael Anthony. The appointment is requires the custodian is to continue the business of the corporation and not to liquidate its affairs or distribute its assets. The material terms of the transaction confirmed by the Clark County Court generally authorize Mr. Anthony to appoint new members to the Registrant's board of directors and to take any and all actions on behalf of the Company permitted by Nevada Statutes Section 78.347, including actions to:

o settle affairs, collect outstanding debts, sell and convey property, real and personal

o demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, lands and tenements, books, papers, choses in action, bills, notes and property, of every description of the corporation

o institute suits at law or in equity for the recovery of any estate, property, damages or demands existing in favor of the corporation

o exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws

The accounts of the former subsidiaries were not included and have not been carried forward.

RESULTANT CHANGE IN CONTROL: In connection with the Order confirming custodianship of the company to Mr. Anthony approved on July 15, 2005, Michael Anthony became our sole director on July 20, 2005. As sole director, Michael Anthony entered into an agreement with Century Capital Partners (CCP) whereby CCP agreed to make an investment of paid in capital of at least $30,000 to be used to pay for costs and expenses necessary to bring us back into compliance with state and federal securities laws and bring current all Securities and Exchange disclosure obligations. CCP will also assist the company in locating suitable merger candidates. In exchange for the $30,000 (estimated) and future consulting services, CCP was issued 50,000,000 shares of common stock on July 20, 2005.

Mr. Anthony is the managing member of CCP, a limited liability company, and has sole voting and dispositive control.

3. INCOME TAXES:

Our net operating loss carryovers available to reduce future income taxes were reduced or eliminated through our bankruptcy proceedings. We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits.

Utilization of federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

4. COMMITMENTS:

The Company, prior to its bankruptcy, was a party to numerous claims and threatened litigation. As a result of the bankruptcy and the subsequent transfer by the Bankruptcy Trustee of the Company's corporate shell entity free of all liens, claims and encumbrances pursuant to Section 363(f) of the US Bankruptcy Code, the Company is no longer party to any litigation.

The Company is not a party to any leases and does not have any commitments

4. STOCKHOLDERS' EQUITY:

         COMMON STOCK

In July, 2005, we issued 50,000,000 shares to Century Capital Partners, LLC, an entity controlled by our sole director.

        STOCK BASED COMPENSATION

Stock based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation, ("SFAS 123") which allows companies to either continue to account for stock based compensation to employees under APB 25, or adopt a fair value based method of accounting. The Company has elected to continue to account for stock based compensation to employees under APB 25. APB 25 recognizes compensation expense for options granted to employees only when the market price of the stock exceeds the grant exercise price at the date of the grant. The amount reflected as compensation expense is measured as the difference between the exercise price and the market value at the date of the grant.


There are no employee or non-employee options granted.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On Form 8-K dated October 24, 2001, the Company reported that it changed its independent accountants from BDO Seidman, LLP to Tanner + Co. From October 2001 through July 2005 the Company did not have any contact with Tanner + Co. In July 2005 the Company contacted Tanner + Co., in connection with the filing of a Form 8-K dated October 10, 1005 and amended November 8, 2005 disclosing the engagement of Michael F. Cronin, CPA. The Company has had no other contact with Tanner + Co.

         In July 2005, the Company engaged Michael F. Cronin, CPA, Winter Springs Florida as its independent accountant to update and prepare the registrant's audited and unaudited financial statements.

ITEM 8A.  CONTROLS AND PROCEDURES

         The chief executive officer and chief financial officer of the Company, after conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report, has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) The following table furnishes the information concerning the company's directors and officers. The directors of the company are elected every year and serve until their successors are elected and qualify.

Name                        Age               Title
----                       ----               -----
Michael Anthony             39                President, CEO, Chairman

Mr. Anthony, age 39, has been an officer and director of the Company since July 15, 2005. Mr. Anthony is the Managing Member of Century Capital Partners, LLC. Prior to forming Century Capital Partners, LLC from the beginning of 1999 through the formation of Century Capital Partners, Mr. Anthony consulted with various businesses, much the same way Century Capital Partners does now only on a less formal basis.

In addition, since November 2004, Mr. Anthony has been President and CEO of Union Equity, Inc. and its wholly owned subsidiaries Home Sales Express, Inc. and Preferred Properties Real Estate, Inc.

Currently, the Company's Articles of Incorporation provide that the Board of Directors shall be divided into three classes if the number of directors is four or more, with the classes to be as equal in number as may be possible. Any director or directors in excess of the number divisible by three first will be assigned to Class 1, and any additional director will be assigned to Class 2, as the case may be. For example, if there are five directors, the fourth director will be assigned to Class 1, and the fifth director will be assigned to Class 2.

The Company's Articles of Incorporation provide that the Board of Directors shall be divided into three classes, with each Class 1 director to serve until the next ensuing Annual Meeting of the Stockholders, each Class 2 director to serve until the second ensuing Annual Meeting of the Stockholders and each Class 3 director to serve until the third ensuing Annual Meeting of Stockholders. At each Annual Meeting of the Stockholders, the number of directors equal to the number of directors in a Class whose term expires at the time of such meeting will be elected to serve until the third ensuing Annual Meeting of the Stockholders.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file Based solely on a review of Forms 3 and 4 and amendments thereto filed with the Commission during the fiscal year end September 30, 2001, all Section 16(a) forms were timely filed.

ITEM 10. EXECUTIVE COMPENSATION

(a) Compensation.

         The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended September 30, 2001, 2000 and 1999 (collectively, the "Named Executive Officers").

                                               SUMMARY COMPENSATION TABLE

                                         Annual Compensation        Long Term Compensation Awards
                                         -------------------        -----------------------------

                                                                                      Securities
                                                                     Restricted       Underlying       All other
Name and Principal                        Salary        Bonus            Stock        Options/         compensation
        Position                 Year       ($)            ($)         Award(s)       Warrants         ($)
-------------------------------------------------------------------------------------------------------------------
Michael Anthony(1)               2005     0             0            0                0                0
Pres. And Chairman               2000
                                 1999

Jefferey Phillips(2)             2001     0
                                 2000     96,000
                                 1999     96,000

Roger Royce(2)                   2001     0
                                 2000     120,000
                                 1999     120,000

Gregory Gibson(2)                2001     0
                                 2000     96,000
                                 1999     96,000


(1) Mr. Anthony became president and chairman on July 15, 2005 and has not received any compensation for serving as president and chairman.

(2) Messrs. Phillips, Royce and Gibson are former officers of the Company

The Company has no employment agreement with its president.

1999 STOCK OPTION AND INCENTIVE PLAN

         The 1999 Stock Plan was terminated by the Board of Directors on July 22, 2005 and all such options and awards previously granted were rescinded retroactively.

         The following tables show, as to the named executive officers, certain information concerning stock options:


                            OPTION GRANTS DURING 2001

                               PERCENT OF
              NUMBER OF        TOTAL OPTIONS
              SECURITIES       GRANTED TO         EXERCISE OR
              UNDERLYING       EMPLOYEES IN       BASE PRICE     EXPIRATION
NAME          OPTIONS          FISCAL YEAR        ($/SH)         DATE
--------------------------------------------------------------------------------
NONE


                          AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
                                      AND FY-END OPTION VALUES

             SHARES                     NUMBER OF SECURITIES
             ACQUIRED       VALUE       UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED IN
NAME         ON EXERCISE    REALIZED    OPTIONS AT FY-END(#)             THE MONEY OPTIONS

                                        EXERCISABLE   UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
                                        -----------   -------------      -----------   -------------
NONE

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

EMPLOYMENT CONTRACTS

         We do not have an employment contract with any executive officers. Any obligation to provide any compensation to any executive officer in the event of his resignation, retirement or termination, or a change in control of the Company, or a change in any Named Executive Officers' responsibilities following a change in control would be negotiated at the time of the event.

We may in the future create retirement, pension, profit sharing and medical reimbursement plans covering our Executive Officers and Directors.

(h) The company has made no Long Term Compensation payouts (LTIP or other)

Directors Compensation

The Company's directors did not receive any compensation for services rendered as a director during fiscal 2001 or any time since then

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of February 7, 2006, the number of outstanding common shares of Company beneficially owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each nominee for director, (iv) each executive officer listed in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

----------------------------- ---------------------- -----------------------
Owner                         Common Shares          Percentage(1)
----------------------------- ---------------------- -----------------------

Michael Anthony(2)            50,000,000             72.30%
----------------------------- ---------------------- -----------------------

----------------------------- ---------------------- -----------------------

----------------------------- ---------------------- -----------------------

Officers and directors
as a group (1 persons)
----------------------------- ---------------------- -----------------------

(1) Based on 69,092,790 shares of common stock outstanding as of February 7,
2006

(2) Held by Century Capital Partners, LLC, a limited liability company of which Mr. Anthony is the managing member and has sole voting power

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company hired Century Capital Partners, LLC ("CCP"); a business consulting firm for the purpose of assisting the Company in its efforts to salvage value for the benefit of its shareholders. CCP has also agreed to advise the Company as to potential business combinations. Mr. Anthony is the managing member of CCP and his wife, Laura Anthony (a securities attorney) is also a member of CCP.

         Some of the officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There may be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the company.

         There is no procedure in place which would allow officers or directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner in which they consider appropriate.

ITEM 13. EXHIBITS

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of September 30, 2001 and September 30, 2002 are filed as part of this report.

         (1) Financial statements of Ubrandit.Com and subsidiaries.

         (2) Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)      Exhibits

EXHIBIT INDEX

Exhibit No.        Description of Exhibits
-----------        -----------------------

3.1      Ubrandit.com Articles of Incorp and amendments (1)

3.2      Ubrandit.com By-laws (1)

31.1 Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1) Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form 10 filed on July 22, 1999 and Information Statement filed with the SEC on Schedule 14A on March 26, 2001

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The Company was billed $2,000 for the fiscal year ended September 30, 2001 and $2,000 for the fiscal year ended September 30, 2002, for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

There were $0 in audit related fees for the fiscal years ended September 30, 2002 and 2001. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

There were no tax fees for the fiscal years ended September 30, 2001 and 2000. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Michael F. Cronin, CPA as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 7, 2006                       UBRANDIT.COM.


                                              By: /s/ Michael Anthony
                                                  ------------------------------
                                                  Name: Michael Anthony
                                                  Title: Chief Executive Officer