Form 10QSB
period 2001-12-31
UBRANDIT COM
filed 2006-02-07
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to ______________

                        Commission file number: 000-27347

                                  UBRANDIT.COM

           (name of small business issuer as specified in its charter)

            Nevada                                       88-0381646
(State or other jurisdiction                   (IRS Employee Identification No.)
of incorporation or organization)

                       c/o 330 Clematis Street, Suite 217
                            West Palm Beach, FL 33401
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (800) 682-5689

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]                   No  [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court

Yes [ ]                    No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,092,790 shares outstanding as of February 7, 2006.

Transitional Small Business Disclosure Format.
                           (check one) Yes [ ] No [X]

                                  UBRANDIT.COM
                                   FORM 10-QSB
                                TABLE OF CONTENTS


                                                                            Page

                         Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED). . . . . . . . . . . . . . . . . 3

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. . . . . 9

Item 3.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . .18

                           Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .18

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE
                  OF PROCEEDS  . . . . . . . . . . . . . . . . . . . . . .19

Item 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . .19

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .19

Item 5.  OTHER INFORMATION  . . . . . . . . . . . . . . . . .  . . . . . .19

Item 6.  EXHIBITS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Company's unaudited interim financial statements are attached hereto.


                                         Ubrandit.com, Inc.
                                            Balance Sheet

                                                          December 31,      September 30,
------------------------------------------------------------------------------------------
                                                              2001              2001
------------------------------------------------------------------------------------------
                                                         (predecessor       (predecessor
                                                           unaudited)         unaudited)

                              ASSETS
Current assets
Cash                                                      $          0       $    100,000
Prepaid expenses                                                     0              7,000
                                                          --------------------------------
  Total current assets                                               0            107,000

Assets from discontinued operations held for sale:
Equipment, net                                                       0              1,525

------------------------------------------------------------------------------------------
Total Assets                                              $          0       $    108,525
------------------------------------------------------------------------------------------

              LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                    $          0       $    453,416
Accrued expenses                                                     0            232,775
Notes payable                                                        0            126,775
Current portion of long term debt                                    0                  0
                                                          --------------------------------
 Total current liabilities                                           0            812,966

Long term debt                                                       0            132,894

Stockholders' Deficiency:
Preferred stock                                                      0                  0
Common stock-100,000,000 authorized $0.001 par value
19,092,790 issued & outstanding                                 19,093             19,093
Additional paid-in capital                                  19,190,619         19,190,619
Accumulated Deficit                                        (19,209,712)       (20,047,047)
                                                          --------------------------------
Total Equity                                                         0           (837,335)

------------------------------------------------------------------------------------------
Total Liabilities & Stockholder Deficiency                $          0       $    108,525
------------------------------------------------------------------------------------------
See Notes to Unaudited Interim Financial Statements.



                                              Ubrandit.com, Inc.
                                           Statement of Operations


                                                                             ----------------------------------
                                                                                3 Months Ended December 31,
                                                                             ----------------------------------
                                                                                  2001               2000
                                                                             ---------------     --------------
                                                                               (successor         (predecessor
                                                                                unaudited)          unaudited)

Revenue                                                                      $          0       $    472,677

Costs & Expenses:
  Costs of goods sold                                                                                436,387
  Depreciation & Amortization                                                                        123,465
  General & administrative                                                              0            741,090
  Interest                                                                              0            (37,067)
                                                                             -------------      -------------
  Total Costs & Expenses                                                                0          1,263,875

Loss from continuing operations before income taxes, extraordinary gain
and discontinued operations                                                             0           (791,198)

Discontinued operations:
  Loss from discontinued operations (net of taxes)                               (100,000)                 0
  gain on disposal of assets used in discontinued operations                      937,335                  0
                                                                             -------------      -------------
Income from discontinued operations                                               837,335                  0

-------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                            $    837,335       $   (791,198)
-------------------------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                                        $       0.00       $      (0.07)
Discontinued operations                                                      $       0.04       $       0.00
-------------------------------------------------------------------------------------------------------------
Basic and diluted net loss                                                   $       0.04       $      (0.07)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)                          19,092,790         12,167,333
-------------------------------------------------------------------------------------------------------------
See Notes to Unaudited Interim Financial Statements.





                                          Ubrandit.com, Inc.
                                       Statement of Cash Flows


                                                                ------------------------------
                                                                 3 Months Ended December 31,
                                                                ------------------------------
                                                                    2001             2000
                                                                -------------    -------------
                                                                 (successor      (predecessor
                                                                  unaudited)       unaudited)

Cash flows from operating activities:
Net Income (loss)                                               $   837,335       ($  791,198)
Adjustments required to reconcile net loss
      to cash used in operating activities:
Expenses paid by issuance of equity instruments                           0            37,112
Non cash expenses & impairment  charges                                   0           123,466
Increase in allowance for doubtful accounts
Gain from discontinued operations                                  (937,335)
(Increase) decrease in current assets                                     0            68,368
Increase (decrease) in accounts payable & accrued expenses                0           (52,878)
----------------------------------------------------------------------------------------------
 Cash flows used by operating activities:                          (100,000)         (615,130)
----------------------------------------------------------------------------------------------

 Cash flows from investing activities:
Costs & advances in acquisition of subsidiary                             0          (309,507)
Purchase of equipment                                                     0            (4,500)
----------------------------------------------------------------------------------------------
  Cash used in investing activities                                       0          (314,007)
----------------------------------------------------------------------------------------------

 Cash flows from financing activities:
Payments on related party debt                                            0           (13,500)
Proceeds from related party debt borrowings                               0            44,645
Payments on capital lease obligation                                      0            (8,055)
----------------------------------------------------------------------------------------------
  Cash generated by financing activities                                  0            23,090
----------------------------------------------------------------------------------------------

Change in cash                                                     (100,000)         (906,047)
Cash-beginning of period                                            100,000         3,700,864
----------------------------------------------------------------------------------------------
Cash-end of period                                              $         0       $ 2,794,817
----------------------------------------------------------------------------------------------
See Notes to Unaudited Interim Financial Statements.

                               UBRANDIT.COM, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION

UBrandit.com, (the "Company"), a Nevada corporation, was incorporated on December 19, 1997. Prior to filing for bankruptcy under chapter 7 on January 29, 2002, UBrandit (along with a through its subsidiary Clicksmart) provided financial and e-commerce web-based systems facilitating access to a portfolio of products and information ranging from online books to real time financial data.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our September 30, 2001 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended December 31, 2001 and 2000. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

The accounts of the former subsidiaries were not included in the bankruptcy sale and have not been carried forward

2.     COURT PROCEEDINGS

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

3.     EARNINGS/LOSS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

4.     NEW ACCOUNTING STANDARDS

VARIABLE INTEREST ENTITIES: In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 were to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the variable interest entity ("VIE"). We adopted FIN 46 on July 1, 2003. The implementation of FIN 46 did not have an impact on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee

Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between SFASNo.146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. A commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Accordingly, the Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The implementation of SFAS No. 146 did not have a material impact on the earnings or financial position of the Company.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. FIN 45 also requires additional disclosures related to guarantees. The recognition measurement provisions of FIN45 are effective for all guarantees entered into or modified after December 31, 2002. FIN 45 also requires additional disclosures related to guarantees in interim and annual financial statements. Accordingly, we adopted the provisions of FIN 45, effective January 1,2003. The implementation of FIN 45 did not have an impact on our earnings or financial position

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         Certain statements in "Management's Discussion and Analysis and Plan of Operation" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

GENERAL BACKGROUND

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

CHANGE IN CONTROL FOLLOWING EMERGENCE FROM BANKRUPTCY

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

         As of February 7, 2006 CCP contributed approximately $30,000 as paid in capital to the Company. The Company is to use these funds to pay the costs and expenses necessary to revive the registrant's business operations. Such expenses include, without limitation, fees to reinstate the Company's corporate charter with the state of Nevada; payment of all past due franchise taxes; settling all past due accounts with the registrant's transfer agent; accounting and legal fees; costs associated with bringing the registrant current with its filings with the Securities and Exchange Commission, etc.

         In consideration for these services and capital contribution(s), the Company issued to CCP 50,000,000 shares of its common stock representing approximately 72.3% of its common stock outstanding as of February 7, 2007.

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

CONFLICTS OF INTEREST

         Company Management is not required to commit its full time to Company affairs. As a result, pursuing new business opportunities may require a greater period of time than if it would devote their full time to our affairs. Management is not precluded from serving as officer or director of any other entity that is engaged in business activities similar to those of the Company. Management has not identified and is not currently negotiating a new business opportunity. In the future, Management may become associated or affiliated with entities engaged in business activities similar to those with which the Company conducts. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that Management has multiple business affiliations, it may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, Management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach Management with respect to a business combination, Management will consider the foregoing factors as well as the preferences of the Management of the operating company. However, Management will act in what it believes will be in the best interests of the shareholders of the Company. Management is not currently an officer or director or affiliated with any other entity that is engaged in business activities similar to those of the Company.

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

PRIOR EXPERIENCE WITH BLANK CHECK COMPANIES

         None.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

REVENUES

Revenues were $0.00 for the three months ended December 31, 2001, as compared to $472,677 for the three months ended December 31, 2000. This decrease was attributable to declining operations that ultimately led to the Company's bankruptcy in January 2002.

COST OF REVENUES

Cost of revenues was $0.00 for the three months ended December 31, 2001, as compared to $436,387 for the three months ended December 31, 2000. This decrease was attributable to declining operations that ultimately led to the Company's bankruptcy in January 2002.

OPERATING EXPENSES

Operating expenses for the three months ended December 31, 2001 were $0.00 compared to $1,263,875 for the three months ended December 31, 2000. This decrease was attributable to declining operations that ultimately led to the Company's bankruptcy in January 2002.

INCOME AND GAIN FROM DISCONTINUED OPERATIONS

Income and gain from discontinued operations for the three months ended December 31, 2001 was $837,335 compared to $0.00 for the three months ended December 31, 2000. This activity was due to the abandonment of the Company's business operations

INTEREST EXPENSE

Interest expense was $0.00 and $0.00 for the three months ended December 31, 2001 and 2000, respectively.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

Net income applicable to Common Stock was $0.04 per share for the three months ended December 31, 2001, compared to a net loss of ($0.07) per share for the three months ended December 31, 2000. This increase was due to discontinued operations

PLAN OF OPERATIONS
------------------

         The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company. If the Company seeks to acquire another business or pursue a new business opportunity, Management would have substantial flexibility in identifying and selecting a prospective business. The Company would not be obligated nor does Management intend to seek pre-approval of the shareholders. Under the laws of the State of Nevada, the consent of holders of a majority of the issued and outstanding shares, acting without a shareholders meeting, can approve an acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At December 31, 2001, the Company had -0- assets and no liabilities. As part of the Company's intent to seek new business opportunities and/or in effecting a business combination, the Company may determine to seek to raise funds from the sale of equity or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

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

ITEM 3.  CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

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

         Pursuant to its Order Granting the PETITION FOR APPOINTMENT OF MICHAEL ANTHONY AS CUSTODIAN OF UBRANDIT.COM PURSUANT TO NRS 78.34 dated July 15, 2005 (the "Order"), the Eighth District Court, Clark County, Nevada appointed Michael Anthony custodian of the Company for the purpose of appointing new officers and directors of the Company and taking all action on behalf of the Company as permitted by Nevada Revised Statutes 78.347. See "HISTORY OF THE COMPANY"

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None for quarter ended December 31, 2001.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  NONE

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  NONE

Item 5.  OTHER INFORMATION

                  NONE

Item 6.  EXHIBITS

Exhibit
Number    Description of Document
------    -----------------------

31.1 Certification of the Chief Executive Officer and Chief Financial Officer of Ubrandit.com pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Ubrandit.com pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date:  February 7, 2006

         By:/s/ Michael Anthony
            --------------------------------------------
            Michael Anthony, CEO and Chairman