Form 10QSB
period 2002-03-31
UBRANDIT COM
filed 2006-02-07
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to ______________

                        Commission file number: 000-27347

                                  UBRANDIT.COM
                                  ------------
           (name of small business issuer as specified in its charter)

             Nevada                                        88-0381646
             ------                                        ----------
  (State or other jurisdiction                 (IRS Employee Identification No.)
of incorporation or organization)

                       c/o 330 Clematis Street, Suite 217
                            West Palm Beach, FL 33401
                            -------------------------
                    (Address of principal executive offices)

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

                           (check one) Yes [ ] No [X]

UBRANDIT.COM
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            Page
                         Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)...............................      2

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.......      8

Item 3.  CONTROLS AND PROCEDURES........................................     12

                           Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS..............................................     12

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE
                  OF PROCEEDS...........................................     12

Item 3.  DEFAULTS UPON SENIOR SECURITIES................................     13

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............     13

Item 5.  OTHER INFORMATION..............................................     13

Item 6.  EXHIBITS.......................................................     13

Signatures..............................................................     13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Company's unaudited interim financial statements are attached hereto.

                                    Ubrandit.com, Inc.
                                       Balance Sheet

                                                          March 31,     September 30,
------------------------------------------------------------------------------------
                                                            2002            2001
------------------------------------------------------------------------------------
                                                         (successor     (predecessor
                                                         unaudited)      unaudited)
                               ASSETS
Current assets
Cash                                                    $          0    $    100,000
Prepaid expenses                                                   0           7,000
                                                        ------------    ------------
  Total current assets                                             0         107,000

Assets from discontinued operations held for sale:
Equipment, net                                                     0           1,525
------------------------------------------------------------------------------------
Total Assets                                            $          0    $    108,525
------------------------------------------------------------------------------------

               LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                  $          0    $    453,416
Accrued expenses                                                   0         232,775
Notes payable                                                      0         126,775
Current portion of long term debt                                  0               0
                                                        ------------    ------------
 Total current liabilities                                         0         812,966

Long term debt                                                     0         132,894

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.001 par value
  19,092,790 issued & outstanding                             19,093          19,093
Additional paid-in capital                                   (19,093)     19,190,619
Accumulated Deficit                                                0     (20,047,047)
                                                        ------------    ------------
Total Equity                                                       0        (837,335)

------------------------------------------------------------------------------------
Total Liabilities & Stockholder Deficiency              $          0    $    108,525
------------------------------------------------------------------------------------

See notes to unaudited interim financial statements.




                                                        Ubrandit.com, Inc.
                                                      Statement of Operations

                                                                       ---------------------------    ----------------------------
                                                                         3 Months Ended March 31,       6 Months Ended March 31,
                                                                       ---------------------------    ----------------------------
                                                                           2002           2001           2002            2001
                                                                       ------------   ------------    ------------    ------------
                                                                        (successor    (predecessor    (unaudited)     (predecessor
                                                                         unaudited)    unaudited)                      unaudited)

Revenue                                                                $          0   $    398,297    $          0    $    870,974

Costs & Expenses:
  Costs of goods sold                                                                      355,514                         791,901
  Depreciation & Amortization                                                              124,988                         248,453
  General & administrative                                                        0        615,345               0       1,356,435
  Interest                                                                        0        (39,370)              0         (76,437)
                                                                       ------------   ------------    ------------    ------------
  Total Costs & Expenses                                                          0      1,056,477               0       2,320,352

Loss from continuing operations before income taxes,
  extraordinary gain and discontinued operations                                 0       (658,180)              0      (1,449,378)

Discontinued operations:
  Loss from discontinued operations (net of taxes)                                0              0        (100,000)              0
 gain on disposal of assets used in discontinued operations                       0              0         937,335               0
                                                                       ------------   ------------    ------------    ------------
Income from discontinued operations                                               0              0         837,335               0

----------------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                      $          0   $   (658,180)   $    837,335    $ (1,449,378)
----------------------------------------------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                                  $       0.00   $      (0.05)   $       0.00    $      (0.12)
Discontinued operations                                                $       0.00   $       0.00    $       0.04    $       0.00

----------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss                                             $       0.00   $      (0.05)   $       0.04    $      (0.12)
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)                    19,092,790     12,331,222      19,092,790      12,248,377
----------------------------------------------------------------------------------------------------------------------------------



See notes to unaudited interim financial statements.




                                   Ubrandit.com, Inc.
                                Statement of Cash Flows


                                                             --------------------------
                                                              6 Months Ended March 31,
                                                             --------------------------
                                                                2002           2001
                                                             -----------    -----------
                                                                           (predecessor
                                                             (unaudited))    unaudited)
Cash flows from operating activities:
Net Income (loss)                                            $   837,335    ($1,449,378)
Adjustments required to reconcile net loss
      to cash used in operating activities:
Expenses paid by issuance of equity instruments                        0         37,112
Non cash expenses & impairment  charges                                0        248,453
Increase in allowance for doubtful accounts
Gain from discontinued operations                               (937,335)
(Increase) decrease in current assets                                  0         (8,665)
Increase (decrease) in accounts payable & accrued expenses             0        (58,724)
---------------------------------------------------------------------------------------
     Cash flows used by operating activities:                   (100,000)    (1,231,202)
---------------------------------------------------------------------------------------

Cash flows from investing activities:
Other                                                                  0
Costs & advances in acquisition of subsidiary                          0       (779,472)
Purchase of equipment                                                  0         (6,413)
---------------------------------------------------------------------------------------
     Cash used in investing activities                                 0       (785,885)
---------------------------------------------------------------------------------------

Cash flows from financing activities:
Payments on related party debt                                         0        (38,200)
Proceeds from related party debt borrowings                            0         46,145
Payments on capital lease obligation                                   0        (17,177)
Issuance of common stock                                               0        125,000
---------------------------------------------------------------------------------------
     Cash generated by financing activities                            0        115,768
---------------------------------------------------------------------------------------

Change in cash                                                  (100,000)    (1,901,319)
Cash-beginning of period                                         100,000      3,700,864
---------------------------------------------------------------------------------------
Cash-end of period                                           $         0    $ 1,799,545
---------------------------------------------------------------------------------------


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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended March 31, 2002 and 2001. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

PRIOR EXPERIENCE WITH BLANK CHECK COMPANIES

         None.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES

Revenues were $0.00 for the three months ended March 31, 2002, as compared to $398,297 for the three months ended March 31, 2001. This decrease was attributable to declining operations that ultimately led to the Company's bankruptcy in January 2002.

COSTS AND EXPENSES

Cost of revenues was $0.00 for the three months ended March 31, 2002, as compared to $1,056,477 for the three months ended March 31, 2001. This decrease was attributable to declining operations that ultimately led to the Company's bankruptcy in January 2002.

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001

Revenues

Revenues were $0.00 for the six months ended March 31, 2002, as compared to $870,974 for the six months ended March 31, 2001. This decrease was attributable to declining operations that ultimately led to the Company's bankruptcy in January 2002.

COSTS AND EXPENSES

Cost of revenues was $0.00 for the six months ended March 31, 2002, as compared to $2,320,252 for the six months ended March 31, 2001. This decrease was attributable to declining operations that ultimately led to the Company's bankruptcy in January 2002.

PLAN OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company had -0- assets and no liabilities. As part of the Company's intent to seek new business opportunities and/or in effecting a business combination, the Company may determine to seek to raise funds from the sale of equity or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

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

         None for the quarter ended March 31, 2002.

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


         Date:  February 7, 2007

         By: /s/ Michael Anthony
             ----------------------------------------
             Michael Anthony, CEO and Chairman