Form 10QSB
period 2002-06-30
UBRANDIT COM
filed 2006-02-07
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,092,790 shares outstanding as of February 7, 2006

Transitional Small Business Disclosure Format.
                           (check one) Yes [ ] No [X]

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

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. . . . . . . 9

Item 3.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . .18

                           Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . .18

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE
                  OF PROCEEDS. . . . . . . . . . . . . . . . . . . . . . . . .18

Item 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . .19

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . .19

Item 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . .19

Item 6.  EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19


                                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Company's unaudited interim financial statements are attached hereto.

                                        Ubrandit.com, Inc.
                                           Balance Sheet

                                                             June 30,        September 30,
------------------------------------------------------------------------------------------
                                                               2002               2001
------------------------------------------------------------------------------------------
                                                            (successor        (predecessor
                                                            unaudited)         unaudited)

                              ASSETS
Current assets
Cash                                                      $          0       $    100,000
Prepaid expenses                                                     0              7,000
                                                          --------------------------------
  Total current assets                                               0            107,000

Assets from discontinued operations held for sale:
Equipment, net                                                       0              1,525

------------------------------------------------------------------------------------------
Total Assets                                              $          0       $    108,525
------------------------------------------------------------------------------------------

              LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                    $          0       $    453,416
Accrued expenses                                                     0            232,775
Notes payable                                                        0            126,775
Current portion of long term debt                                    0                  0
                                                          --------------------------------
 Total current liabilities                                           0            812,966

Long term debt                                                       0            132,894

Stockholders' Deficiency:
Preferred stock                                                      0                  0
Common stock-100,000,000 authorized $0.001 par value
19,092,790 issued & outstanding                                 19,093             19,093
Additional paid-in capital                                     (19,093)        19,190,619
Accumulated Deficit                                                  0        (20,047,047)
                                                          --------------------------------
Total Equity                                                         0           (837,335)

------------------------------------------------------------------------------------------
Total Liabilities & Stockholder Deficiency                $          0       $    108,525
------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.




                                                        Ubrandit.com, Inc.
                                                      Statement of Operations

                                                                     ----------------------------  ------------------------------
                                                                        3 Months Ended June 30,        9 Months Ended June 30,
                                                                     ----------------------------  ------------------------------
                                                                           2002          2001            2002            2001
                                                                     -------------  -------------   -------------   -------------
                                                                      (successor    (predecessor     (unaudited)    (predecessor
                                                                       unaudited)     unaudited)                      unaudited)

Revenue                                                              $          0   $    418,571    $          0    $  1,289,545

Costs & Expenses:
  Costs of goods sold                                                                    339,963                       1,131,864
  Depreciation & Amortization                                                            519,776                         768,229
  General & administrative                                                      0        981,880               0       2,338,315
  Interest                                                                      0         (3,363)              0         (79,800)
                                                                     -------------  -------------   -------------   -------------
  Total Costs & Expenses                                                        0      1,838,256               0       4,158,608

Loss from continuing operations before income taxes, extraordinary
gain and discontinued operations                                                0     (1,419,685)              0      (2,869,063)
Discontinued operations:
  Loss from discontinued operations (net of taxes)                              0              0        (100,000)              0
  gain on disposal of assets used in discontinued operations                    0              0         937,335               0
                                                                     -------------  -------------   -------------   -------------
Income from discontinued operations                                             0              0         837,335               0

---------------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                    $          0   $ (1,419,685)   $    837,335    $ (2,869,063)
---------------------------------------------------------------------------------------------------------------------------------
Basic and diluted per share amounts:
Continuing operations                                                $       0.00   $      (0.07)   $       0.00    $      (0.19)
Discontinued operations                                              $       0.00   $       0.00    $       0.04    $       0.00
---------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss                                           $       0.00   $      (0.07)   $       0.04    $      (0.19)
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)                  19,092,790     20,528,322      19,092,790      15,008,359
---------------------------------------------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.



                                          Ubrandit.com, Inc.
                                       Statement of Cash Flows


                                                                -------------------------------
                                                                   9 Months Ended June 30,
                                                                -------------------------------
                                                                   2002              2001
                                                                ------------    ---------------
                                                                 (unaudited)     (predecessor
                                                                                   unaudited)

Cash flows from operating activities:
Net Income (loss)                                               $   837,335       ($2,869,063)
Adjustments required to reconcile net loss
      to cash used in operating activities:
Expenses paid by issuance of equity instruments                           0            37,112
Non cash expenses & impairment  charges                                   0           793,220
Increase in allowance for doubtful accounts
Gain from discontinued operations                                  (937,335)                0
(Increase) decrease in current assets                                     0            33,569
Increase (decrease) in accounts payable & accrued expenses                0            30,911
----------------------------------------------------------------------------------------------
 Cash flows used by operating activities:                          (100,000)       (1,974,251)
----------------------------------------------------------------------------------------------

 Cash flows from investing activities:
Costs & advances in acquisition of subsidiary                             0          (991,153)
Purchase of equipment                                                     0           (79,058)
----------------------------------------------------------------------------------------------
  Cash used in investing activities                                       0        (1,070,211)
----------------------------------------------------------------------------------------------

 Cash flows from financing activities:
Payments on related party debt                                            0           (75,250)
Proceeds from related party debt borrowings                               0            64,148
Payments on capital lease obligation                                      0           (34,546)
Issuance of common stock                                                  0           125,000
----------------------------------------------------------------------------------------------
  Cash generated by financing activities                                  0            79,352
----------------------------------------------------------------------------------------------

Change in cash                                                     (100,000)       (2,965,110)
Cash-beginning of period                                            100,000         3,700,864
----------------------------------------------------------------------------------------------
Cash-end of period                                              $         0       $   735,754
----------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.

                                                 5

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended June 30, 2002 and 2001. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. FIN 45 also requires additional disclosures related to guarantees. The recognition measurement provisions of FIN45 are effective for all guarantees entered into or modified after December 31, 2002. FIN 45 also requires additional disclosures related to guarantees in interim and annual financial statements. Accordingly, we adopted the provisions of FIN 45, effective January 1,2003. The implementation of FIN 45 did not have an impact on our earnings or financial position.

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

PRIOR EXPERIENCE WITH BLANK CHECK COMPANIES

         None.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

REVENUES

Revenues were $0.00 for the three months ended June 30, 2002, as compared to $418,571 for the three months ended June 30, 2001. This decrease was attributable to declining operations that ultimately led to the Company's bankruptcy in January 2002.

COSTS AND EXPENSES

Cost of revenues was $0.00 for the three months ended June 30, 2002, as compared to $1,838,526 for the three months ended June 30, 2001. This decrease was attributable to declining operations that ultimately led to the Company's bankruptcy in January 2002.

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001

Revenues

Revenues were $0.00 for the nine months ended June 30, 2002, as compared to $1,289,545 for the nine months ended June 30, 2001. This decrease was attributable to declining operations that ultimately led to the Company's bankruptcy in January 2002.

COSTS AND EXPENSES

Cost of revenues was $0.00 for the nine months ended June 30, 2002, as compared to $4,158,608 for the nine months ended June 30, 2001. This decrease was attributable to declining operations that ultimately led to the Company's bankruptcy in January 2002.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At June 30, 2002, the Company had -0- assets and no liabilities. As part of the Company's intent to seek new business opportunities and/or in effecting a business combination, the Company may determine to seek to raise funds from the sale of equity or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

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

         None for quarter ended June 30, 2002.

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


         Date:  February 7, 2006

         By: /s/ Michael Anthony
             ------------------------------------------
             Michael Anthony, CEO and Chairman