Form 10KSB
period 2002-09-30
UBRANDIT COM
filed 2006-02-07
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended September 30, 2002

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

Number of outstanding shares of the registrant's par value $.001 common stock, as of February 7, 2006: 69,092,790


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check One):

                                 Yes [ ] No [X]

                                  Ubrandit.com
                                   FORM 10-KSB
                                      INDEX

                                     Part I
                                                                           Page

Item 1.  Business ........................................................    3

Item 2.  Description of Property .........................................    8

Item 3.  Legal Proceedings ...............................................    9

Item 4.  Submission of Matters to a Vote of Security Holders..............    9

                                     Part II

Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters.............................    9

Item 6.  Management's Discussion and Analysis.............................   11

Item 7.  Financial Statements and Supplementary Data......................   13

Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure..................   22

Item 8A.  Controls and Procedures ........................................   22

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act.....................................   22

Item 10. Executive Compensation...........................................   23

Item 11. Security Ownership of Certain Beneficial Owners
                  and Management..........................................   24

Item 12. Certain Relationships and Related Transactions...................   25

Item 13. Exhibits............. ...........................................   25

Item 14. Principal Accountant fees and services...........................   26

Signatures................................................................   26

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

         The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Company's common stock is traded on the OTCBB "Pink Sheets" under the symbol UBDT.PK". Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The following table sets forth high and low bid quotations of the Company's common stock (broken-down into fiscal quarters) for the fiscal years ended September 30, 2002 and 2001 as follows:


                                               Closing Bids
                                               ------------

                                    HIGH                        LOW
                                    ----                        ---

   2002
   ----
September 30, 2002                  $0.001                     0.001
June 30, 2002                        0.01                      0.001
March 31, 2002                       0.01                      0.01
December 31, 2001                    0.07                      0.01

   2001
   ----
September 30, 2001                  $0.29                      0.04
June 30, 2001                        0.55                      0.27
March 31, 2001                       0.938                     0.42
December 31, 2000                    2.00                      0.375


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

(e) Recent Sales of Unregistered Securities.

         In July 2005, the Company issued 50,000,000 shares to Century Capital Partners, LLC. The Company hired Century Capital Partners, LLC, a business consulting firm ("CCP"), for the purpose of assisting the Company in its efforts to salvage value for the benefit of its shareholders. CCP has also agreed to advise the Company as to potential business combinations. The Company's sole director and officer, Michael Anthony, is the managing member of CCP and his wife, Laura Anthony (a securities attorney) is also a member of CCP.

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

Liquidity and Capital Resources

         At September 30, 2002, the Company had no assets or liabilities. As part of the Company's intent to seek new business opportunities and/or in effecting a business combination, the Company may determine to seek to raise funds from the sale of equity or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

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

Revenues
--------

         For the year ended September 30, 2002 and 2001, revenues from operations totaled $ 0.00 and $869,623, respectively. The Company reported a net loss from operations of $837,335 in 2002 and $16,595,352 in 2001. This decrease in revenue was attributable to declining operations that ultimately led to the Company's bankruptcy in January 2002.

Costs and Expenses
------------------

         Total costs and expenses during the year ended September 30, 2002 and 2001 were -0- and $12,984,081, respectively. This increase was attributable to declining operations that ultimately led to the Company's bankruptcy in January 2002.

Results of operations
---------------------

         The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders
Ubrandit.com, Inc.

I have audited the accompanying balance sheet of Ubrandit.com, Inc. as of September 30, 2002 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ubrandit.com, Inc. as of September 30, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of January 30, 2002. The impact of this is more fully described in note 1 of the financial statements.


/s/ Michael F. Cronin, CPA

Michael F. Cronin, CPA
Rochester. New York


February 7, 2006


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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely on a review of Forms 3 and 4 and amendments thereto filed with the Commission during the fiscal year end September 30, 2002, all Section 16(a) forms were timely filed.

ITEM 10. EXECUTIVE COMPENSATION

(a) Compensation.

         The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended September 30, 2002, 2001 and 2000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                         Annual Compensation        Long Term Compensation Awards
                                         -------------------        -----------------------------

                                                                                      Securities
                                                                     Restricted       Underlying       All other
Name and Principal                        Salary        Bonus            Stock        Options/         compensation
        Position                 Year       ($)            ($)         Award(s)       Warrants         ($)
--------------------------------------------------------------------------------------------------------------------
Michael Anthony(1)               2005     0             0            0                0                0
Pres. And Chairman               2002
                                 2001

Jefferey Phillips(2)             2002     0
                                 2001     0
                                 2000     96,000


Roger Royce(2)                   2002     0
                                 2001     0
                                 2000     120,000

Gregory Gibson(2)                2002     0
                                 2001     0
                                 2000     96,000

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

The following tables show, as to the named executive officers, certain information concerning stock options:


                            OPTION GRANTS DURING 2002

                                 PERCENT OF TOTAL
                                 OPTIONS GRANTED TO
         NUMBER OF SECURITIES    EMPLOYEES IN             EXERCISE OR BASE
NAME     UNDERLYING OPTIONS      FISCAL YEAR              PRICE ($/SH)         EXPIRATION DATE
----     ------------------      -----------              ------------         ---------------

NONE


                AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                    SHARES
                    ACQUIRED            VALUE          NUMBER OF SECURITIES UNDERLYING            VALUE OF UNEXERCISED IN
NAME                ON EXERCISE         REALIZED       UNEXERCISED OPTIONS AT FY-END (#)          THE MONEY OPTIONS
----                -----------         --------       ---------------------------------          -----------------

                                                       EXERCISABLE      UNEXERCISABLE            EXERCISABLE     UNEXERCISABLE
                                                       -----------      -------------            -----------     -------------

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

(h) The company has made no Long Term Compensation payouts (LTIP or other)

Directors Compensation

The Company's directors did not receive any compensation for services rendered as a director during fiscal 2002 or any time since then

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


---------------------------------------------- ------------------------------------- -------------------------------
Owner                                          Common Shares                         Percentage(1)
---------------------------------------------- ------------------------------------- -------------------------------

Michael Anthony(2)                             50,000,000                            72.30
---------------------------------------------- ------------------------------------- -------------------------------

---------------------------------------------- ------------------------------------- -------------------------------
Officers and directors as a group (1 persons)
---------------------------------------------- ------------------------------------- -------------------------------

(1) Based on 69,092,790 shares of common stock outstanding as of February 7, 2006.

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

ITEM 13. EXHIBITS

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of September 30, 2002 are filed as part of this report.

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

AUDIT FEES

The Company was billed $2,000 for the fiscal year ended September 30, 2002 and $2,000 for the fiscal year ended September 30, 2001, for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

There were $0 in audit related fees for the fiscal years ended September 30, 2002 and 2001. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

There were no tax fees for the fiscal years ended September 30, 2002 and 2001. Tax fess include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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

Date:  February 7, 2006                     UBRANDIT.COM.


                                            By:/s/ Michael Anthony
                                               ------------------------------
                                            Name:  Michael Anthony
                                            Title: Chief Executive Officer