Form 10QSB
period 2002-12-31
UBRANDIT COM
filed 2006-02-07
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2002

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

UBRANDIT.COM
                                   FORM 10-QSB
                                TABLE OF CONTENTS                           Page

                         Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED).................................    3

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.........    9

Item 3.  CONTROLS AND PROCEDURES..........................................   13

                           Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS................................................   13

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......   13

Item 3.  DEFAULTS UPON SENIOR SECURITIES..................................   13

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   13

Item 5.  OTHER INFORMATION................................................   13

Item 6.  EXHIBITS.........................................................   14

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Company's unaudited interim financial statements are attached hereto.

                                    Ubrandit.com, Inc.
                                      Balance Sheets

                                                            December 31,    September 30,
-----------------------------------------------------------------------------------------
                                                                    2002             2002
-----------------------------------------------------------------------------------------
                                                              (successor      (successor)
                                                              unaudited)
                             ASSETS
Current assets
Cash                                                                   $0              $0
Prepaid expenses                                                        0               0
                                                             ------------    ------------
  Total current assets                                                  0               0

Assets from discontinued operations held for sale:
Equipment, net                                                          0               0
Other assets                                                            0               0

-----------------------------------------------------------------------------------------
Total Assets                                                           $0              $0
-----------------------------------------------------------------------------------------

               LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade                                                 $0              $0
Accrued expenses                                                        0               0
                                                             ------------    ------------
 Total current liabilities                                              0               0

Long term debt                                                          0               0

Stockholders' Equity:
Common stock-100,000,000 authorized $0.001 par value
19,092,790 issued & outstanding                                    19,093          19,093
Additional paid-in capital                                        (19,093)        (19,093)
Retained earnings                                                       0               0
                                                             ------------    ------------
Total Equity                                                            0               0

-----------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Equity                               $0              $0
-----------------------------------------------------------------------------------------

See notes to unaudited interim financial statements.





                                             Ubrandit.com, Inc.
                                           Statement of Operations


                                                                                ----------------------------
                                                                                 3 Months Ended December 31,
                                                                                ----------------------------
                                                                                    2002             2001
                                                                                ------------    ------------
                                                                                 (successor     (predecessor
                                                                                 unaudited))     unaudited)

Revenue                                                                                   $0              $0

Costs & Expenses:
  Depreciation & Amortization                                                              0               0
  General & administrative                                                                 0               0
  Impairment of Long Lived Assets                                                          0               0
  Interest                                                                                 0               0
                                                                                ------------    ------------
  Total Costs & Expenses                                                                   0               0

Loss from continuing operations before income taxes, extraordinary gain
and discontinued operations                                                                0               0

Discontinued operations:
  Loss from discontinued operations (net of taxes)                                         0        (100,000)
 Gain on disposal of assets used in discontinued operations                                0         937,335
                                                                                ------------    ------------
Income from discontinued operations                                                        0         837,335

------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                                         $0        $837,335
------------------------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                                                  $0.00           $0.00
Discontinued operations                                                                $0.00           $0.04
------------------------------------------------------------------------------------------------------------
Basic and diluted net income per share                                                 $0.00           $0.04
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)                             19,092,790      19,092,790
------------------------------------------------------------------------------------------------------------

See notes to unaudited interim financial statements.





                                         Ubrandit.com, Inc.
                                       Statement of Cash Flows


                                                                          ----------------------------
                                                                           3 Months Ended December 31,
                                                                          ----------------------------
                                                                              2002            2001
                                                                          ------------    ------------
                                                                           (successor     (predecessor
                                                                           unaudited))     unaudited)

Cash flows from operating activities:
Net Income                                                                         $0       $837,335
Adjustments required to reconcile net loss
      to cash used in operating activities:
Non cash expenses & impairment  charges                                             0              0
Increase in allowance for doubtful accounts
Gain from discontinued operations                                                   0       (937,335)
(Increase) decrease in current assets                                               0              0
Increase (decrease) in accounts payable & accrued expenses                          0              0
----------------------------------------------------------------------------------------------------
  Cash flows used by operating activities:                                          0       (100,000)
----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Costs & advances in acquisition of subsidiary                                       0              0
Purchase of equipment                                                               0              0
----------------------------------------------------------------------------------------------------
  Cash used in investing activities                                                 0              0
----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Payments on related party debt                                                      0              0
Proceeds from related party debt borrowings                                         0              0
Payments on capital lease obligation                                                0              0
Cash transferred to bankruptcy trustee                                              0              0
----------------------------------------------------------------------------------------------------
  Cash generated by financing activities                                            0              0
----------------------------------------------------------------------------------------------------

Change in cash                                                                      0       (100,000)
Cash-beginning of period                                                            0        100,000
----------------------------------------------------------------------------------------------------
Cash-end of period                                                                 $0             $0
----------------------------------------------------------------------------------------------------

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our September 30, 2002 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended December 31, 2002 and 2001. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

PRIOR EXPERIENCE WITH BLANK CHECK COMPANIES

     None.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

The Company had no revenue for the three months ended December 31, 2002 and December 31, 2001. The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At December 31, 2002, the Company had -0- assets and no liabilities. As part of the Company's intent to seek new business opportunities and/or in effecting a business combination, the Company may determine to seek to raise funds from the sale of equity or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

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

     None for quarter ended December 31, 2002.

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


         Date: February 7, 2006


         By: /s/ Michael Anthony
             ----------------------------------
             Michael Anthony, CEO and Chairman