Form 10QSB
period 2003-03-31
UBRANDIT COM
filed 2006-02-07
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

                                  UBRANDIT.COM
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            Page

                         Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)................................    3

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS........    9

Item 3.  CONTROLS AND PROCEDURES.........................................   13

                           Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS...............................................   13

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....   13

Item 3.  DEFAULTS UPON SENIOR SECURITIES.................................   13

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   13

Item 5.  OTHER INFORMATION...............................................   13

Item 6.  EXHIBITS........................................................   14

Signatures...............................................................   14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Company's unaudited interim financial statements are attached hereto.


                               Ubrandit.com, Inc.
                                  Balance Sheet

                                                                  MARCH 31,    SEPTEMBER 30,
--------------------------------------------------------------------------------------------
                                                                    2003            2002
--------------------------------------------------------------------------------------------
                                                                 (successor     (successor)
                                                                 unaudited)
                               ASSETS
Current assets
Cash                                                                     $0              $0
Prepaid expenses                                                          0               0
                                                               -----------------------------
  Total current assets                                                    0               0

Assets from discontinued operations held for sale:
Equipment, net                                                            0               0

--------------------------------------------------------------------------------------------
Total Assets                                                             $0              $0
--------------------------------------------------------------------------------------------

                 LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade                                                   $0              $0
Accrued expenses                                                          0               0
Notes payable                                                             0               0
Current portion of long term debt                                         0               0
                                                               -----------------------------
 Total current liabilities                                                0               0

Long term debt                                                            0               0

Stockholders' Equity:
Common stock-100,000,000 authorized $0.001 par value
19,092,790 issued & outstanding                                      19,093          19,093
Additional paid-in capital                                          (19,093)        (19,093)
Retained Earnings                                                         0               0
                                                               -----------------------------
Total Equity                                                              0               0

--------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Equity                                 $0              $0
--------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.





                                                         Ubrandit.com, Inc.
                                                       Statement of Operations

                                                            ---------------------------------    -----------------------------------
                                                                3 MONTHS ENDED MARCH 31,              6 MONTHS ENDED MARCH 31,
                                                            ---------------------------------    -----------------------------------
                                                                 2003               2002               2003               2002
                                                            ---------------    --------------    ---------------    ----------------
                                                               (successor        (successor         (successor         (unaudited)
                                                               unaudited)        unaudited)         unaudited)

Revenue                                                                 $0                $0                 $0                  $0

Costs & Expenses:
  Depreciation & Amortization                                            0                 0                  0                   0
  General & administrative                                               0                 0                  0                   0
  Interest                                                               0                 0                  0                   0
                                                            ---------------    --------------    ---------------    ----------------
  Total Costs & Expenses                                                 0                 0                  0                   0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations                           0                 0                  0                   0

Discontinued operations:
  Loss from discontinued operations (net of taxes)                       0                 0                  0            (100,000)
 gain on disposal of assets used in discontinued operations              0                 0                  0             937,335
                                                            ---------------    --------------    ---------------    ----------------
Income from discontinued operations                                      0                 0                  0             837,335

------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                              $0                $0                 $0            $837,335
------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted per share amounts:
Continuing operations                                                $0.00             $0.00              $0.00               $0.00
Discontinued operations                                              $0.00             $0.00              $0.00               $0.04
------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss per share                                 $0.00             $0.00              $0.00               $0.04
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)           19,092,790        19,092,790         19,092,790          19,092,790
------------------------------------------------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.






                                          Ubrandit.com, Inc.
                                       Statement of Cash Flows

                                                                       ------------------------------
                                                                          6 MONTHS ENDED MARCH 31,
                                                                       ------------------------------
                                                                            2003             2002
                                                                       --------------   -------------
                                                                         (successor       (unaudited)
                                                                         unaudited)

Cash flows from operating activities:
Net Income                                                                      $0           $837,335
Adjustments required to reconcile net loss
      to cash used in operating activities:
Increase in allowance for doubtful accounts
Gain from discontinued operations                                                0           (937,335)
(Increase) decrease in current assets                                            0                  0
Increase (decrease) in accounts payable & accrued expenses                       0                  0
------------------------------------------------------------------------------------------------------
 Cash flows used by operating activities:                                        0           (100,000)
------------------------------------------------------------------------------------------------------

 Cash flows from investing activities:
Costs & advances in acquisition of subsidiary                                    0                  0
Purchase of equipment                                                            0                  0
------------------------------------------------------------------------------------------------------
  Cash used in investing activities                                              0                  0
------------------------------------------------------------------------------------------------------

 Cash flows from financing activities:
Payments on related party debt                                                   0                  0
Proceeds from related party debt borrowings                                      0                  0
Payments on capital lease obligation                                             0                  0
Issuance of common stock                                                         0                  0
------------------------------------------------------------------------------------------------------
  Cash generated by financing activities                                         0                  0
------------------------------------------------------------------------------------------------------

Change in cash                                                                   0           (100,000)
Cash-beginning of period                                                         0            100,000
------------------------------------------------------------------------------------------------------
Cash-end of period                                                              $0                 $0
------------------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.


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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended March 31, 2003 and 2002. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements

"FRESH START" ACCOUNTING: On January 29, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of January 30, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between SFASNo.146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. A commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Accordingly, the Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The implementation of SFAS No. 146 did not have a material impact on the earnings or financial position of the Company

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. FIN 45 also requires additional disclosures related to guarantees. The recognition measurement provisions of FIN45 are effective for all guarantees entered into or modified after December 31, 2002. FIN 45 also requires additional disclosures related to guarantees in interim and annual financial statements. Accordingly, we adopted the provisions of FIN 45, effective January 1,2003. The implementation of FIN 45 did not have an impact on our earnings or financial position.

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

PRIOR EXPERIENCE WITH BLANK CHECK COMPANIES

     None.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

The Company had no revenue for the three months ended March 31, 2003 and March 31, 2002. The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

SIX MONTHS ENDED MARCH 31, 2003 COMPARED TO SIX MONTHS ENDED MARCH 31, 2002

The Company had no revenue for the six months ended March 31, 2003 and March 31, 2002. The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At March 31, 2003, the Company had -0- assets and no liabilities. As part of the Company's intent to seek new business opportunities and/or in effecting a business combination, the Company may determine to seek to raise funds from the sale of equity or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

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

     None for quarter ended March 31, 2003.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

     NONE

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NONE

Item 5. OTHER INFORMATION

     NONE

Item 6. EXHIBITS

Exhibit
Number   Description of Document
-------  -----------------------

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


         Date:  February 7, 2006


         By: /s/ Michael Anthony
             ---------------------------------
             Michael Anthony, CEO and Chairman