Form 10QSB
period 2003-06-30
UBRANDIT COM
filed 2006-02-07
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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


                                         Ubrandit.com, Inc.
                                            Balance Sheet

                                                                        JUNE 30,      SEPTEMBER 30,
----------------------------------------------------------------------------------------------------
                                                                          2003            2002
----------------------------------------------------------------------------------------------------
                                                                       (successor      (successor)
                                                                       unaudited)

                              ASSETS
Current assets
Cash                                                                           $0                $0
Prepaid expenses                                                                0                 0
                                                                     -------------------------------
  Total current assets                                                          0                 0

Assets from discontinued operations held for sale:
Equipment, net                                                                  0                 0

----------------------------------------------------------------------------------------------------
Total Assets                                                                   $0                $0
----------------------------------------------------------------------------------------------------

              LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                                         $0                $0
Accrued expenses                                                                0                 0
Notes payable                                                                   0                 0
Current portion of long term debt                                               0                 0
                                                                     -------------------------------
 Total current liabilities                                                      0                 0

Long term debt                                                                  0                 0

Stockholders' Deficiency:
Preferred stock                                                                 0                 0
Common stock-100,000,000 authorized $0.001 par value
19,092,790 issued & outstanding                                            19,093            19,093
Additional paid-in capital                                               (19,093)          (19,093)
Accumulated Deficit                                                             0                 0
                                                                     -------------------------------
Total Equity                                                                    0                 0

----------------------------------------------------------------------------------------------------
Total Liabilities & Stockholder Deficiency                                     $0                $0
----------------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.





                                                         Ubrandit.com, Inc.
                                                       Statement of Operations

                                                             ----------------------------------    ---------------------------------
                                                                  3 MONTHS ENDED JUNE 30,               9 MONTHS ENDED JUNE 30,
                                                             ----------------------------------    ---------------------------------
                                                                   2003              2002               2003              2002
                                                             ---------------   ----------------    --------------   ----------------
                                                                (successor        (successor         (successor        (unaudited)
                                                                unaudited)        unaudited)         unaudited)

Revenue                                                                  $0                 $0                $0                 $0

Costs & Expenses:
  Costs of goods sold
  Depreciation & Amortization
  General & administrative                                                0                  0                 0                  0
  Interest                                                                0                  0                 0                  0
                                                             ---------------   ----------------    --------------   ----------------
  Total Costs & Expenses                                                  0                  0                 0                  0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations                            0                  0                 0                  0
Discontinued operations:
  Loss from discontinued operations (net of taxes)                        0                  0                 0          (100,000)
  gain on disposal of assets used in discontinued operations              0                  0                 0            937,335
                                                             ---------------   ----------------    --------------   ----------------
Income from discontinued operations                                       0                  0                 0            837,335

------------------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                        $0                 $0                $0           $837,335
------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted per share amounts:
Continuing operations                                                 $0.00              $0.00             $0.00              $0.00
Discontinued operations                                               $0.00              $0.00             $0.00              $0.04
------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss                                            $0.00              $0.00             $0.00              $0.04
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)            19,092,790         19,092,790        19,092,790         19,092,790
------------------------------------------------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.






                                           Ubrandit.com, Inc.
                                        Statement of Cash Flows

                                                                        -------------------------------
                                                                            9 MONTHS ENDED JUNE 30,
                                                                        -------------------------------
                                                                              2003             2002
                                                                        ---------------   -------------
                                                                          (unaudited)      (unaudited)

Cash flows from operating activities:
Net Income (loss)                                                                $0           $837,335
Adjustments required to reconcile net loss
      to cash used in operating activities:
Expenses paid by issuance of equity instruments                                   0                  0
Non cash expenses & impairment  charges                                           0                  0
Increase in allowance for doubtful accounts
Gain from discontinued operations                                                 0          (937,335)
(Increase) decrease in current assets                                             0                  0
Increase (decrease) in accounts payable & accrued expenses                        0                  0
-------------------------------------------------------------------------------------------------------
  Cash flows used by operating activities:                                        0          (100,000)
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Costs & advances in acquisition of subsidiary                                     0                  0
Purchase of equipment                                                             0                  0
-------------------------------------------------------------------------------------------------------
  Cash used in investing activities                                               0                  0
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Payments on related party debt                                                    0                  0
Proceeds from related party debt borrowings                                       0                  0
Payments on capital lease obligation                                              0                  0
Issuance of common stock                                                          0                  0
-------------------------------------------------------------------------------------------------------
  Cash generated by financing activities                                          0                  0
-------------------------------------------------------------------------------------------------------

Change in cash                                                                    0          (100,000)
Cash-beginning of period                                                          0            100,000
-------------------------------------------------------------------------------------------------------
Cash-end of period                                                               $0                 $0
-------------------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.


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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended June 30, 2003 and 2002. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

PRIOR EXPERIENCE WITH BLANK CHECK COMPANIES

     None.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

The Company had no revenue for the three months ended June 30, 2003 and June 30, 2002. The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

NINE MONTHS ENDED JUNE 30, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002

The Company had no revenue for the six months ended June 30, 2003 and June 30, 2002. The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At June 30, 2003, the Company had -0- assets and no liabilities. As part of the Company's intent to seek new business opportunities and/or in effecting a business combination, the Company may determine to seek to raise funds from the sale of equity or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

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

     None for quarter ended June 30, 2003.

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


         Date:  February 7, 2006


         By: /s/ Michael Anthony
             --------------------
             Michael Anthony, CEO and Chairman