Form 10KSB
period 2003-09-30
UBRANDIT COM
filed 2006-02-07
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended September 30, 2003

                        Commission file number: 001-15683

                                  UBRANDIT.COM
--------------------------------------------------------------------------------
           (name of small business issuer as specified in its charter)

               Nevada                                    88-0381646
--------------------------------------------------------------------------------
   (State or other jurisdiction              (IRS Employee Identification No.)
 of incorporation or organization)

                       c/o 330 Clematis Street, Suite 217
                            West Palm Beach, FL 33401
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Number of outstanding shares of the registrant's par value $.001 common stock, as of February 7, 2006: 69,092,790

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check One):

         Yes [ ]                                    No [X]

                                  Ubrandit.com
                                   FORM 10-KSB
                                      INDEX

                                                                            Page

                                     Part I

Item 1.  Business........................................................     4

Item 2.  Description of Property.........................................     9

Item 3.  Legal Proceedings...............................................    10

Item 4.  Submission of Matters to a Vote of Security Holders.............    10

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.............................................    10

Item 6.  Management's Discussion and Analysis............................    12

Item 7.  Financial Statements and Supplementary Data.....................    13

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure........................................    23

Item 8A.  Controls and Procedures........................................    23

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act......    23

Item 10. Executive Compensation..........................................    24

Item 11. Security Ownership of Certain Beneficial Owners and Management..    25

Item 12. Certain Relationships and Related Transactions..................    26

Item 13. Exhibits........................................................    26

Item 14. Principal Accountant fees and services..........................    26

Signatures...............................................................    27

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

     The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's common stock is traded on the OTCBB "Pink Sheets" under the symbol UBDT.PK". Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The following table sets forth high and low bid quotations of the Company's common stock (broken-down into fiscal quarters) for the fiscal years ended September 30, 2003 and 2002 as follows:

                                  Closing Bids
                                  ------------

                                         HIGH               LOW
                                         ----               ---

   2003
   ----
September 30, 2003                      $0.002             0.0001
June 30, 2003                            0.002             0.0001
March 31, 2003                           0.0001            0.0001
December 31, 2002                        0.002             0.0001


   2002
   ----
September 30, 2002                      $0.001             0.001
June 30, 2002                            0.01              0.001
March 31, 2002                           0.01              0.01
December 31, 2001                        0.01              0.01

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

Liquidity and Capital Resources

     At September 30, 2003, the Company had no assets or liabilities. As part of the Company's intent to seek new business opportunities and/or in effecting a business combination, the Company may determine to seek to raise funds from the sale of equity or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Ubrandit.com, Inc.

I have audited the accompanying balance sheets of Ubrandit.com, Inc. as of September 30, 2003 and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ubrandit.com, Inc. as of September 30, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of January 30, 2002. The impact of this is more fully described in note 1 of the financial statements.


/s/ Michael F. Cronin, CPA

Michael F. Cronin, CPA
Rochester. New York


February 7, 2006

                                         Ubrandit.com, Inc.
                                           (As Successor)
                                           Balance Sheets

                                                                                 September 30,
----------------------------------------------------------------------------------------------------
                                                                                2003         2002
----------------------------------------------------------------------------------------------------

                                 ASSETS
Current assets
Cash                                                                                $0           $0
Prepaid expenses                                                                     0            0
                                                                           -------------------------
  Total current assets                                                               0            0

Assets from discontinued operations held for sale:
Equipment, net                                                                       0            0
Other assets                                                                         0            0

----------------------------------------------------------------------------------------------------
Total Assets                                                                        $0           $0
----------------------------------------------------------------------------------------------------

                   LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade                                                              $0           $0
Accrued expenses                                                                     0            0
Current portion of long term debt                                                    0            0
                                                                           -------------------------
 Total current liabilities                                                           0            0

Long term debt                                                                       0            0

Stockholders' Equity:
Preferred stock                                                                      0            0
Common stock-100,000,000 authorized $0.001 par value
19,092,790 issued & outstanding                                                 19,093       19,093
Additional paid-in capital                                                    (19,093)     (19,093)
Accumulated Deficit                                                                  0            0
                                                                           -------------------------
Total Equity                                                                         0            0

----------------------------------------------------------------------------------------------------
Total Liabilities & Stockholder Equity                                              $0           $0
----------------------------------------------------------------------------------------------------
See Summary of Significant Accounting Policies and Notes to Financial Statements.






                                              Ubrandit.com, Inc.
                                                (As Successor)
                                            Statement of Operations

                                                                             ----------------------------------
                                                                              Fiscal Years Ended September 30
                                                                             ----------------------------------
                                                                                   2003               2002
                                                                             ---------------     --------------

Revenue                                                                                  $0                 $0

Costs & Expenses:
  Costs of goods sold                                                                     0                  0
  General & administrative                                                                0                  0
  Interest                                                                                0                  0
                                                                             ---------------     --------------
  Total Costs & Expenses                                                                  0                  0

Loss from continuing operations before income taxes, extraordinary gain
and discontinued operations                                                               0                  0

Discontinued operations:
  Loss from discontinued operations (net of taxes)                                        0          (100,000)
  Gain on disposal of assets used in discontinued operations                              0            937,335
                                                                             ---------------     --------------
Income from discontinued operations                                                       0            837,335

---------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                                        $0           $837,335
---------------------------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                                                 $0.00              $0.00
Discontinued operations                                                               $0.00              $0.04
---------------------------------------------------------------------------------------------------------------
Basic and diluted net loss                                                            $0.00              $0.04
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)                            19,092,790         19,092,790
---------------------------------------------------------------------------------------------------------------
See Summary of Significant Accounting Policies and Notes to Financial Statements.






                                           Ubrandit.com, Inc.
                                             (As Successor)
                                        Statement of Cash Flows

                                                                             --------------------------
                                                                                Fiscal Years Ended
                                                                                   September 30
                                                                             --------------------------
                                                                                 2003           2002
                                                                             ------------   -----------

Cash flows from operating activities:
Net Income (loss)                                                                  $0         $837,335
Adjustments required to reconcile net loss
      to cash used in operating activities:
Gain from discontinued operations                                                   0        (937,335)
(Increase) decrease in current assets                                               0                0
Increase (decrease) in accounts payable & accrued expenses                          0                0
-------------------------------------------------------------------------------------------------------
  Cash flows used by operating activities:                                          0        (100,000)
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Other                                                                               0                0
Purchase of equipment                                                               0                0
-------------------------------------------------------------------------------------------------------
  Cash used in investing activities                                                 0                0
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
-------------------------------------------------------------------------------------------------------
  Cash generated by financing activities                                            0                0
-------------------------------------------------------------------------------------------------------

Change in cash                                                                      0        (100,000)
Cash-beginning of period                                                            0          100,000
-------------------------------------------------------------------------------------------------------
Cash-end of period                                                                 $0               $0
-------------------------------------------------------------------------------------------------------
See Summary of Significant Accounting Policies and Notes to Financial Statements.






                                                   Ubrandit.com, Inc.
                                                     (As Successor)
                                            Statement of Stockholder's Equity

                                                                         Common Stock
                                                         -------------------------------------------
                                                                           Common       Additional         Accumulated
                                                             Shares        Stock      paid-in capital        Deficit
------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000                              12,167,333      12,168        8,980,333          (3,451,695)
------------------------------------------------------------------------------------------------------------------------
Shares issued upon exercise of options                        250,000         250          125,000
Shares issued in connection with acquisition                6,675,457       6,675       10,085,286
Net Income                                                                                                 (16,595,352)
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                              19,092,790      19,093      $19,190,619        ($20,047,047)
------------------------------------------------------------------------------------------------------------------------
Effect of "Fresh Start" accounting                                                    (19,209,712)           19,209,712
Net Income                                                                                                      837,335
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                              19,092,790      19,093        ($19,093)                   $0
------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                            0
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003                              19,092,790      19,093        ($19,093)                   $0
------------------------------------------------------------------------------------------------------------------------
See Summary of Significant Accounting Policies and Notes to Financial Statements.


                                                           17

                               UBRANDIT.COM, INC.
                                 BACKGROUND AND
                         SIGNIFICANT ACCOUNTING POLICIES
                               September 30, 2003


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

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

     o a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;
     o a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and
     o a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or
          (3) variations inversely related to changes in the fair value of the issuer's equity shares.

In November 2003, FASB issued FASB Staff Position No. 150-3 ("FSS 150-3") which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company adopted the provisions of SFAS 150 effective June 30, 2003 and such adoption did not have a material impact on its financial statement

                               UBRANDIT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003


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

Name                        Age                    Title
----                        ---                    -----
Michael Anthony              39            President, CEO, Chairman

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely on a review of Forms 3 and 4 and amendments thereto filed with the Commission during the fiscal year end September 30, 2003, all Section 16(a) forms were timely filed.

ITEM 10. EXECUTIVE COMPENSATION

(a) Compensation.

     The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended September 30, 2003, 2002 and 2001 (collectively, the "Named Executive Officers").

                                           SUMMARY COMPENSATION TABLE

                                   Annual Compensation                 Long Term Compensation Awards
                                   -------------------                 -----------------------------

                                                                                 Securities
                                                                 Restricted      Underlying         All other
Name and Principal                       Salary       Bonus        Stock          Options/        compensation
    Position                     Year      ($)         ($)        Award(s)        Warrants            ($)
---------------------------------------------------------------------------------------------------------------
Michael Anthony(1)               2005     0             0            0                0                0
Pres. And Chairman

Jefferey Phillips(2)             2001     0

Roger Royce(2)                   2001     0

Gregory Gibson(2)                2001     0

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

The following tables show, as to the named executive officers, certain information concerning stock options:


                            OPTION GRANTS DURING 2003

                          PERCENT OF
           NUMBER OF      TOTAL OPTIONS
           SECURITIES     GRANTED TO          EXERCISE OR
           UNDERLYING     EMPLOYEES IN        BASE PRICE
NAME       OPTIONS        FISCAL YEAR         ($/SH)           EXPIRATION DATE
----       -------        -----------         ------           ---------------

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

(h) The company has made no Long Term Compensation payouts (LTIP or other)

Directors Compensation

The Company's directors did not receive any compensation for services rendered as a director during fiscal 2003 or any time since then

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 7, 2006, the number of outstanding common shares of Company beneficially owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each nominee for director, (iv) each executive officer listed in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

--------------------------------------------------------------------------------
Owner                              Common Shares             Percentage(1)
--------------------------------------------------------------------------------

Michael Anthony(2)                 50,000,000                72.30
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Officers and directors as a
group (1 persons)
--------------------------------------------------------------------------------

(1) Based on 69,092,790 shares of common stock outstanding as of September 7,
2006

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

ITEM 13. EXHIBITS

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of September 30, 2003 are filed as part of this report.

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

AUDIT FEES

The Company was billed $2,000 for the fiscal year ended September 30, 2003 and $2,000 for the fiscal year ended September 30, 2002, for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

There were $0 in audit related fees for the fiscal years ended September 30, 2003 and 2002. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

There were no tax fees for the fiscal years ended September 30, 2003 and 2002. Tax fess include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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