Form 10QSB
period 2003-12-31
UBRANDIT COM
filed 2006-02-07
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2003

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

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,092,790 shares outstanding as of September 7, 2006.

Transitional Small Business Disclosure Format.
                           (check one) Yes [ ] No [X]

                                  UBRANDIT.COM
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            Page

                         Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED).................................    3

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.........    9

Item 3.  CONTROLS AND PROCEDURES..........................................   13

                           Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS................................................   13

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......   13

Item 3.  DEFAULTS UPON SENIOR SECURITIES..................................   13

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   13

Item 5.  OTHER INFORMATION................................................   13

Item 6.  EXHIBITS.........................................................   14

Signatures................................................................   14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company's unaudited interim financial statements are attached hereto.


                                         Ubrandit.com, Inc.
                                           Balance Sheets

                                                                     December 31,      September 30,
----------------------------------------------------------------------------------------------------
                                                                          2003              2003
----------------------------------------------------------------------------------------------------
                                                                      (successor        (successor)
                                                                      unaudited)
                             ASSETS
Current assets
Cash                                                                           $0                $0
Prepaid expenses                                                                0                 0
                                                                  ----------------------------------
  Total current assets                                                          0                 0

Assets from discontinued operations held for sale:
Equipment, net                                                                  0                 0
Other assets                                                                    0                 0

----------------------------------------------------------------------------------------------------
Total Assets                                                                   $0                $0
----------------------------------------------------------------------------------------------------

               LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade                                                         $0                $0
Accrued expenses                                                                0                 0
                                                                  ----------------------------------
 Total current liabilities                                                      0                 0

Long term debt                                                                  0                 0

Stockholders' Equity:
Common stock-100,000,000 authorized $0.001 par value
19,092,790 issued & outstanding                                            19,093            19,093
Additional paid-in capital                                               (19,093)          (19,093)
Retained earnings                                                               0                 0
                                                                  ----------------------------------
Total Equity                                                                    0                 0

----------------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Equity                                       $0                $0
----------------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.





                                               Ubrandit.com, Inc.
                                            Statement of Operations


                                                                             ----------------------------------
                                                                                 3 Months Ended December 31,
                                                                             ----------------------------------
                                                                                  2003                2002
                                                                             ---------------     --------------
                                                                               (successor          (successor
                                                                               unaudited)           unaudited)

Revenue                                                                                  $0                 $0

Costs & Expenses:
  Depreciation & Amortization                                                             0                  0
  General & administrative                                                                0                  0
  Interest                                                                                0                  0
                                                                             ---------------     --------------
  Total Costs & Expenses                                                                  0                  0

Loss from continuing operations before income taxes, extraordinary gain
and discontinued operations                                                               0                  0

Discontinued operations:
  Loss from discontinued operations (net of taxes)                                        0                  0
 Gain on disposal of assets used in discontinued operations                               0                  0
                                                                             ---------------     --------------
Income from discontinued operations                                                       0                  0

---------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                                        $0                 $0
---------------------------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                                                 $0.00              $0.00
Discontinued operations                                                               $0.00              $0.00
---------------------------------------------------------------------------------------------------------------
Basic and diluted net income per share                                                $0.00              $0.00
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)                            19,092,790         19,092,790
---------------------------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.





                                           Ubrandit.com, Inc.
                                        Statement of Cash Flows

                                                                          -----------------------------
                                                                          3 Months Ended December 31,
                                                                          -----------------------------
                                                                              2003            2002
                                                                          -------------    ------------
                                                                           (successor       (successor
                                                                            unaudited)      unaudited)

Cash flows from operating activities:
Net Income                                                                          $0              $0
Adjustments required to reconcile net loss
      to cash used in operating activities:
Non cash expenses & impairment  charges                                              0               0
Increase in allowance for doubtful accounts
Gain from discontinued operations                                                    0               0
(Increase) decrease in current assets                                                0               0
Increase (decrease) in accounts payable & accrued expenses                           0               0
-------------------------------------------------------------------------------------------------------
  Cash flows used by operating activities:                                           0               0
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Costs & advances in acquisition of subsidiary                                        0               0
Purchase of equipment                                                                0               0
-------------------------------------------------------------------------------------------------------
  Cash used in investing activities                                                  0               0
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Payments on related party debt                                                       0               0
Proceeds from related party debt borrowings                                          0               0
Payments on capital lease obligation                                                 0               0
Cash transferred to bankruptcy trustee                                               0               0
-------------------------------------------------------------------------------------------------------
  Cash generated by financing activities                                             0               0
-------------------------------------------------------------------------------------------------------

Change in cash                                                                       0               0
Cash-beginning of period                                                             0               0
-------------------------------------------------------------------------------------------------------
Cash-end of period                                                                  $0              $0
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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our September 30, 2003 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended December 31, 2003 and 2002. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

In November 2003, FASB issued FASB Staff Position No. 150-3 ("FSS 150-3") which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company adopted the provisions of SFAS 150 effective June 30, 2003 and such adoption did not have a material impact on its financial statements.

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

PRIOR EXPERIENCE WITH BLANK CHECK COMPANIES

     None.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

The Company had no revenue for the three months ended December 31, 2003 and December 31, 2002. The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At December 31, 2003, the Company had -0- assets and no liabilities. As part of the Company's intent to seek new business opportunities and/or in effecting a business combination, the Company may determine to seek to raise funds from the sale of equity or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

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

     None for quarter ended December 31, 2003.

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