Form 10QSB
period 2004-03-31
UBRANDIT COM
filed 2006-02-07
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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


                                         Ubrandit.com, Inc.
                                           (As Successor)
                                            Balance Sheet

                                                                          MARCH 31,    SEPTEMBER 30,
----------------------------------------------------------------------------------------------------
                                                                            2004            2003
----------------------------------------------------------------------------------------------------
                               ASSETS
Current assets
Cash                                                                            $0               $0
Prepaid expenses                                                                 0                0
                                                                      ------------------------------
  Total current assets                                                           0                0

Assets from discontinued operations held for sale:
Equipment, net                                                                   0                0

----------------------------------------------------------------------------------------------------
Total Assets                                                                    $0               $0
----------------------------------------------------------------------------------------------------

                 LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade                                                          $0               $0
Accrued expenses                                                                 0                0
Notes payable                                                                    0                0
Current portion of long term debt                                                0                0
                                                                      ------------------------------
 Total current liabilities                                                       0                0

Long term debt                                                                   0                0

Stockholders' Equity:
Common stock-100,000,000 authorized $0.001 par value
19,092,790 issued & outstanding                                             19,093           19,093
Additional paid-in capital                                                (19,093)         (19,093)
Retained Earnings                                                                0                0
                                                                      ------------------------------
Total Equity                                                                     0                0

----------------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Equity                                        $0               $0
----------------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.





                                                         Ubrandit.com, Inc.
                                                           (As Successor)
                                                       Statement of Operations

                                                             ---------------------------------   ----------------------------------
                                                                 3 MONTHS ENDED MARCH 31,             6 MONTHS ENDED MARCH 31,
                                                             ---------------------------------   ----------------------------------
                                                                  2004              2003              2004              2003
                                                             ---------------    --------------   ---------------   ----------------

Revenue                                                                  $0                $0                $0                 $0

Costs & Expenses:
  Depreciation & Amortization                                             0                 0                 0                  0
  General & administrative                                                0                 0                 0                  0
  Interest                                                                0                 0                 0                  0
                                                             ---------------    --------------   ---------------   ----------------
  Total Costs & Expenses                                                  0                 0                 0                  0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations                            0                 0                 0                  0

Discontinued operations:
  Loss from discontinued operations (net of taxes)                        0                 0                 0                  0
  gain on disposal of assets used in discontinued operations              0                 0                 0                  0
                                                             ---------------    --------------   ---------------   ----------------
Income from discontinued operations                                       0                 0                 0                  0

-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                               $0                $0                $0                 $0
-----------------------------------------------------------------------------------------------------------------------------------
Basic and diluted per share amounts:
Continuing operations                                                 $0.00             $0.00             $0.00              $0.00
Discontinued operations                                               $0.00             $0.00             $0.00              $0.00
-----------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss per share                                  $0.00             $0.00             $0.00              $0.00
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)            19,092,790        19,092,790        19,092,790         19,092,790
-----------------------------------------------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.





                                          Ubrandit.com, Inc.
                                            (As Successor)
                                        Statement of Cash Flows


                                                                       -------------------------------
                                                                           6 MONTHS ENDED MARCH 31,
                                                                       -------------------------------
                                                                            2004              2003
                                                                       --------------     ------------
Cash flows from operating activities:
Net Income                                                                      $0                 $0
Adjustments required to reconcile net loss
      to cash used in operating activities:
(Increase) decrease in current assets                                            0                  0
Increase (decrease) in accounts payable & accrued expenses                       0                  0
------------------------------------------------------------------------------------------------------
  Cash flows used by operating activities:                                       0                  0
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Costs & advances in acquisition of subsidiary                                    0                  0
Purchase of equipment                                                            0                  0
------------------------------------------------------------------------------------------------------
  Cash used in investing activities                                              0                  0
------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
------------------------------------------------------------------------------------------------------
  Cash generated by financing activities                                         0                  0
------------------------------------------------------------------------------------------------------

Change in cash                                                                   0                  0
Cash-beginning of period                                                         0                  0
------------------------------------------------------------------------------------------------------
Cash-end of period                                                              $0                 $0
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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended March 31, 2004 and 2003. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements

"FRESH START" ACCOUNTING: On January 29, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of January 30, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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


In December 2003, the FASB released a revised version of Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. We adopted FIN 46 during 2003. FIN 46R was adopted and implemented in the first quarter of fiscal 2004 and had no impact on the Company's financial position or results of operations.

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

PRIOR EXPERIENCE WITH BLANK CHECK COMPANIES

     None.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

The Company had no revenue for the three months ended March 31, 2004 and March 31, 2003. The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

SIX MONTHS ENDED MARCH 31, 2004 COMPARED TO SIX MONTHS ENDED MARCH 31, 2003

The Company had no revenue for the six months ended March 31, 2004 and March 31, 2003. The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At March 31, 2004, the Company had -0- assets and no liabilities. As part of the Company's intent to seek new business opportunities and/or in effecting a business combination, the Company may determine to seek to raise funds from the sale of equity or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

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

     None for quarter ended March 31, 2004.

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