Form 10QSB
period 2004-06-30
UBRANDIT COM
filed 2006-02-07
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

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



                                        Ubrandit.com, Inc.
                                           Balance Sheet

                                                                         JUNE 30,     SEPTEMBER 30,
----------------------------------------------------------------------------------------------------
                                                                           2004            2003
----------------------------------------------------------------------------------------------------
                                                                       (successor     (successor)
                                                                       unaudited)
                              ASSETS
Current assets
Cash                                                                           $0                $0
Prepaid expenses                                                                0                 0
                                                                     -------------------------------
  Total current assets                                                          0                 0

Assets from discontinued operations held for sale:
Equipment, net                                                                  0                 0

----------------------------------------------------------------------------------------------------
Total Assets                                                                   $0                $0
----------------------------------------------------------------------------------------------------

              LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                                         $0                $0
Accrued expenses                                                                0                 0
Notes payable                                                                   0                 0
Current portion of long term debt                                               0                 0
                                                                     -------------------------------
 Total current liabilities                                                      0                 0

Long term debt                                                                  0                 0

Stockholders' Deficiency:
Preferred stock                                                                 0                 0
Common stock-100,000,000 authorized $0.001 par value
19,092,790 issued & outstanding                                            19,093            19,093
Additional paid-in capital                                               (19,093)          (19,093)
Accumulated Deficit                                                             0                 0
                                                                     -------------------------------
Total Equity                                                                    0                 0

----------------------------------------------------------------------------------------------------
Total Liabilities & Stockholder Deficiency                                     $0                $0
----------------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.





                                                         Ubrandit.com, Inc.
                                                       Statement of Operations

                                                            ----------------------------------    ---------------------------------
                                                                  3 MONTHS ENDED JUNE 30,               9 MONTHS ENDED JUNE 30,
                                                             ----------------------------------    ---------------------------------
                                                                  2004              2003               2004              2003
                                                             ---------------   ----------------    --------------   ----------------
                                                                (successor        (successor         (successor        (unaudited)
                                                                unaudited)        unaudited)         unaudited)

Revenue                                                                  $0                 $0                $0                 $0

Costs & Expenses:
  General & administrative                                                0                  0                 0                  0
  Interest                                                                0                  0                 0                  0
                                                             ---------------   ----------------    --------------   ----------------
  Total Costs & Expenses                                                  0                  0                 0                  0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations                            0                  0                 0                  0
Discontinued operations:
  Loss from discontinued operations (net of taxes)                        0                  0                 0                  0
  gain on disposal of assets used in discontinued operations              0                  0                 0                  0
                                                             ---------------   ----------------    --------------   ----------------
Income from discontinued operations                                       0                  0                 0                  0

------------------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                        $0                 $0                $0                 $0
------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted per share amounts:
Continuing operations                                                 $0.00              $0.00             $0.00              $0.00
Discontinued operations                                               $0.00              $0.00             $0.00              $0.00
------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss                                            $0.00              $0.00             $0.00              $0.00
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)            19,092,790         19,092,790        19,092,790         19,092,790
------------------------------------------------------------------------------------------------------------------------------------
See notes to unaudited interim financial statements.






                                          Ubrandit.com, Inc.
                                       Statement of Cash Flows

                                                                        -------------------------------
                                                                            9 MONTHS ENDED JUNE 30,
                                                                        -------------------------------
                                                                             2004              2003
                                                                        --------------    -------------
                                                                          (unaudited)       (unaudited)

Cash flows from operating activities:
Net Income (loss)                                                                $0                 $0
Adjustments required to reconcile net loss
      to cash used in operating activities:
Expenses paid by issuance of equity instruments                                   0                  0
Non cash expenses & impairment  charges                                           0                  0
Increase in allowance for doubtful accounts                                       0                  0
Gain from discontinued operations                                                 0                  0
(Increase) decrease in current assets                                             0                  0
Increase (decrease) in accounts payable & accrued expenses                        0                  0
-------------------------------------------------------------------------------------------------------
  Cash flows used by operating activities:                                        0                  0
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Costs & advances in acquisition of subsidiary                                     0                  0
Purchase of equipment                                                             0                  0
-------------------------------------------------------------------------------------------------------
  Cash used in investing activities                                               0                  0
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Payments on related party debt                                                    0                  0
Proceeds from related party debt borrowings                                       0                  0
Payments on capital lease obligation                                              0                  0
Issuance of common stock                                                          0                  0
-------------------------------------------------------------------------------------------------------
  Cash generated by financing activities                                          0                  0
-------------------------------------------------------------------------------------------------------

Change in cash                                                                    0                  0
Cash-beginning of period                                                          0                  0
-------------------------------------------------------------------------------------------------------
Cash-end of period                                                               $0                 $0
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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended June 30, 2004 and 2003. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

4. NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

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

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. We will apply EITF 04-1 to acquisitions subsequent to the effective date and in our future goodwill impairment testing.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, "ACCOUNTING AND DISCLOSURE GUIDANCE FOR THE FOREIGN EARNINGS REPATRIATION PROVISION WITHIN THE AMERICAN JOBS CREATIONS ACT OF 2004." The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not begun our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision

In December 2004, the FASB issued SFAS No. 153, "EXCHANGES OF NONMONETARY ASSETS--AN AMENDMENT OF APB OPINION NO. 29," which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position, results of operations or cash flows.

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

PRIOR EXPERIENCE WITH BLANK CHECK COMPANIES

     None.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003.

The Company had no revenue for the three months ended June 30, 2004 and June 30, 2003. The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

The Company had no revenue for the six months ended June 30, 2004 and June 30, 2003. The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At June 30, 2004, the Company had -0- assets and no liabilities. As part of the Company's intent to seek new business opportunities and/or in effecting a business combination, the Company may determine to seek to raise funds from the sale of equity or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

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

     None for quarter ended June 30, 2004.

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