Form 10QSB
period 2004-12-31
UBRANDIT COM
filed 2006-02-07
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2004

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

         Part I - FINANCIAL INFORMATION                                     Page

Item 1.  FINANCIAL STATEMENTS (UNAUDITED). . . . . . . . . . . . . . . . . . . 3

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. . . . . . .10

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . .19

Item 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . .19

Item 6.  EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               Ubrandit.com, Inc.
                                  As Successor
                                 Balance Sheets
                                                     December 31,  September 30,
--------------------------------------------------------------------------------
                                                         2004          2004
                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                             ASSETS
Current assets
Cash                                                  $      0       $      0
Prepaid expenses                                             0              0
                                                      ------------------------
  Total current assets                                       0              0

Assets from discontinued operations held for sale:
Equipment, net                                               0              0
Other assets                                                 0              0

------------------------------------------------------------------------------
Total Assets                                          $      0       $      0
------------------------------------------------------------------------------

               LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade                                $      0       $      0
Accrued expenses                                             0              0
Current portion of long term debt                            0              0
                                                      ------------------------
 Total current liabilities                                   0              0

Long term debt                                               0              0

Stockholders' Equity:
Preferred stock                                              0              0
Common stock-100,000,000 authorized $0.001 par value
19,092,790 issued & outstanding                         19,093         19,093
Additional paid-in capital                             (19,093)       (19,093)
Accumulated Deficit                                          0              0
                                                      ------------------------
Total Equity                                                 0              0

------------------------------------------------------------------------------
Total Liabilities & Stockholder Equity                $      0       $      0
------------------------------------------------------------------------------
See Summary of Significant Accounting Policies and Notes to Unaudited Interim Financial Statements.


                               Ubrandit.com, Inc.
                                  As Successor
                             Statement of Operations

                                                           -----------------------------
                                                           Three Months Ended December 31
                                                           -----------------------------
                                                              2004              2003
                                                           (UNAUDITED)      (UNAUDITED)
                                                           ------------     ------------
Revenue                                                    $         0      $         0

Costs & Expenses:
  Costs of goods sold                                                0                0
  Depreciation & Amortization                                        0                0
  General & administrative                                           0                0
                                                           ------------     ------------
  Total Costs & Expenses                                             0                0

Loss from continuing operations before income taxes                  0                0
                                                           ------------     ------------

Income tax expense                                                   0                0
                                                           ------------     ------------

----------------------------------------------------------------------------------------
Net Income (loss)                                          $         0      $         0
----------------------------------------------------------------------------------------

Basic and diluted per share amounts:
----------------------------------------------------------------------------------------
Basic and diluted net loss                                 $      0.00      $      0.00
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)       19,092,790       19,092,790
----------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Unaudited Interim
Financial Statements.



                                                   Ubrandit.com, Inc.
                                                      As Successor
                                           Statement of Stockholder's Equity


                                                             Common Stock
                                            ---------------------------------------------
                                                                 Common      Additional             Accumulated
                                              Shares             Stock     paid-in capital            Deficit
                                            --------------------------------------------------------------------
Balance at September 30, 2004                19,092,790          19,093      ($  19,093)      $        0
Net Income                                                                                             0
Balance at December 31, 2004(Unaudited)      19,092,790          19,093      ($  19,093)      $        0

See Summary of Significant Accounting Policies and Notes to Unaudited Interim
Financial Statements.



                                         Ubrandit.com, Inc.
                                            As Successor
                                      Statement of Cash Flows


                                                           -----------------------------
                                                           Three Months Ended December 31
                                                           -----------------------------
                                                               2004              2003
                                                            (UNAUDITED)      (UNAUDITED)
                                                           ------------     ------------
Cash flows from operating activities:
Net Income (loss)                                          $         0      $          0
Adjustments required to reconcile net loss
      to cash used in operating activities:
(Increase) decrease in current assets                                0                 0
Increase (decrease) in accounts payable & accrued expenses           0                 0
-----------------------------------------------------------------------------------------
 Cash flows used by operating activities:                            0                 0
-----------------------------------------------------------------------------------------

 Cash flows from investing activities:
Other                                                                0                 0
Purchase of equipment                                                0                 0
-----------------------------------------------------------------------------------------
  Cash used in investing activities                                  0                 0
-----------------------------------------------------------------------------------------

 Cash flows from financing activities:
Proceeds from issuance of common stock                               0                 0
Proceeds from debt borrowings                                        0                 0
-----------------------------------------------------------------------------------------
  Cash generated by financing activities                             0                 0
-----------------------------------------------------------------------------------------

Change in cash                                                       0                 0
Cash-beginning of period                                             0                 0
-----------------------------------------------------------------------------------------
Cash-end of period                                         $         0      $          0
-----------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Unaudited Interim
Financial Statements.

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our September 30, 2004 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended December 31, 2004 and 2003. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements


"FRESH START" ACCOUNTING: On January 29, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of January 30, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."


All results for periods subsequent to January 29, 2002 are referred to as those of the "Successor Company". The results of operations and cash flows as presented on the 2001 financial statements reflect the predecessor company. The successor company had no transactions between January 30, 2002 and the end of the subsequent reporting period and through December 31, 2004.

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

4.     NEW ACCOUNTING STANDARDS

       In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1.

       In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, INVENTORY COSTS, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

       In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

       In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123(R)"). SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25") and the related interpretations of Opinion 25 and supersedes FASB Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure". The FASB has concluded that companies could adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, a company would either recognize employee compensation cost for all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption if the required effective date of this statement does not coincide with the beginning of the entity's fiscal year. SFAS 123(R) is effective for public entities as of the beginning of the first interim or annual reporting period beginning after June 15, 2005.

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

PRIOR EXPERIENCE WITH BLANK CHECK COMPANIES

         None.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003


The Company had no revenue for the three months ended December 31, 2004 and December 31, 2003. The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At December 31, 2004, the Company had -0- assets and no liabilities. As part of the Company's intent to seek new business opportunities and/or in effecting a business combination, the Company may determine to seek to raise funds from the sale of equity or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

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

         None for quarter ended December 31, 2004.

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


         Date:  February 7, 2006

         By: /s/ Michael Anthony
             -----------------------
            Michael Anthony, CEO and Chairman