Form 10QSB
period 2005-03-31
UBRANDIT COM
filed 2006-02-07
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

                                  UBRANDIT.COM
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            Page
                         Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)................................     3

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS........    10

Item 3.  CONTROLS AND PROCEDURES.........................................    14

                           Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS...............................................    14

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....    14

Item 3.  DEFAULTS UPON SENIOR SECURITIES.................................    14

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    14

Item 5.  OTHER INFORMATION...............................................    14

Item 6.  EXHIBITS........................................................    15

Signatures...............................................................    15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Company's unaudited interim financial statements are attached hereto.


                                         Ubrandit.com, Inc.
                                            As Successor
                                            Balance Sheet

                                                                          MARCH 31,    SEPTEMBER 30,
----------------------------------------------------------------------------------------------------
                                                                            2005            2004
----------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
                               ASSETS
Current assets
Cash                                                                            $0               $0
Prepaid expenses                                                                 0                0
                                                                      ------------------------------
  Total current assets                                                           0                0

Assets from discontinued operations held for sale:
Equipment, net                                                                   0                0

----------------------------------------------------------------------------------------------------
Total Assets                                                                    $0               $0
----------------------------------------------------------------------------------------------------

                 LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade                                                          $0               $0
Accrued expenses                                                                 0                0
Notes payable                                                                    0                0
Current portion of long term debt                                                0                0
                                                                      ------------------------------
 Total current liabilities                                                       0                0

Long term debt                                                                   0                0

Stockholders' Equity:
Common stock-100,000,000 authorized $0.001 par value
  19,092,790 issued & outstanding                                           19,093           19,093
Additional paid-in capital                                                 (19,093)         (19,093)
Retained Earnings                                                                0                0
                                                                      ------------------------------
Total Equity                                                                     0                0

----------------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Equity                                        $0               $0
----------------------------------------------------------------------------------------------------
See Summary of Significant Accounting Policies and Notes to Unaudited Interim Financial Statements.




                                                         Ubrandit.com, Inc.
                                                            As Successor
                                                       Statement of Operations

                                                             ---------------------------------   ----------------------------------
                                                                Six Months Ended March 31,          Three Months Ended March 31,
                                                             ---------------------------------   ----------------------------------
                                                                  2005              2004              2005              2004
                                                              (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
                                                             ---------------    --------------   ---------------   ----------------

Revenue                                                                  $0                $0                $0                 $0

Costs & Expenses:
  Costs of goods sold                                                     0                 0                 0                  0
  Depreciation & Amortization                                             0                 0                 0                  0
  General & administrative                                                0                 0                 0                  0
                                                             ---------------    --------------   ---------------   ----------------
  Total Costs & Expenses                                                  0                 0                 0                  0

Loss from continuing operations before income taxes                       0                 0                 0                  0
                                                             ---------------    --------------   ---------------   ----------------
Income tax expense                                                        0                 0                 0                  0
                                                             ---------------    --------------   ---------------   ----------------

-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                               $0                $0                $0                 $0
-----------------------------------------------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
-----------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss                                            $0.00             $0.00             $0.00              $0.00
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)            19,092,790        19,092,790        19,092,790         19,092,790
-----------------------------------------------------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Unaudited Interim Financial Statements.






                                                         Ubrandit.com, Inc.
                                                            As Successor
                                                       Statement of Cash Flows

                                                             ---------------------------------   ----------------------------------
                                                                Six Months Ended March 31,          Three Months Ended March 31,
                                                             ---------------------------------   ----------------------------------
                                                                  2005              2004              2005              2004
                                                              (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
                                                             ---------------    --------------   ---------------   ----------------

Cash flows from operating activities:
Net Income (loss)                                                        $0                $0                $0                 $0
Adjustments required to reconcile net loss
  to cash used in operating activities:
(Increase) decrease in current assets                                     0                 0                 0                  0
Increase (decrease) in accounts payable & accrued expenses                0                 0                 0                  0
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows used by operating activities:                                  0                 0                 0                  0
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Other                                                                     0                 0                 0                  0
Purchase of equipment                                                     0                 0                 0                  0
-----------------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                         0                 0                 0                  0
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from issuance of common stock                                    0                 0                 0                  0
Proceeds from debt borrowings                                             0                 0                 0                  0
-----------------------------------------------------------------------------------------------------------------------------------
Cash generated by financing activities                                    0                 0                 0                  0
-----------------------------------------------------------------------------------------------------------------------------------

Change in cash                                                            0                 0                 0                  0
Cash-beginning of period                                                  0                 0                 0                  0
-----------------------------------------------------------------------------------------------------------------------------------
Cash-end of period                                                       $0                $0                $0                 $0
-----------------------------------------------------------------------------------------------------------------------------------



See Summary of Significant Accounting Policies and Notes to Unaudited Interim Financial Statements.


                               Ubrandit.com, Inc.
                                 (As Successor)
                       Statement of Stockholder's Equity


                                                  Common Stock
                                        ------------------------------------
                                                                  Additional
                                                        Common      paid-in    Accumulated
                                         Shares          Stock      capital      Deficit
------------------------------------------------------------------------------------------
Balance at September 30, 2004           19,092,790       19,093   $  (19,093)   $        0
------------------------------------------------------------------------------------------
Net Income                                                                               0
------------------------------------------------------------------------------------------
Balance at March 31, 2005 (Unaudited)   19,092,790       19,093   $  (19,093)   $        0
------------------------------------------------------------------------------------------

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements

"FRESH START" ACCOUNTING: On January 29, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of January 30, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

All results for periods subsequent to January 29, 2002 are referred to as those of the "Successor Company". The results of operations and cash flows as presented on the 2001 financial statements reflect the predecessor company. The successor company had no transactions between January 30, 2002 and the end of the subsequent reporting period and through March 31, 2005.

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

PRIOR EXPERIENCE WITH BLANK CHECK COMPANIES

         None.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

The Company had no revenue for the three months ended March 31, 2005 and March 31, 2004. The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

SIX MONTHS ENDED MARCH 31, 2005 COMPARED TO SIX MONTHS ENDED MARCH 31, 2004

The Company had no revenue for the six months ended March 31, 2005 and March 31, 2004. The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2005, the Company had -0- assets and no liabilities. As part of the Company's intent to seek new business opportunities and/or in effecting a business combination, the Company may determine to seek to raise funds from the sale of equity or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

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

         None for quarter ended March 31, 2005.

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


         Date:  February 7, 2006

         By: /s/ Michael Anthony
             ---------------------------------------
             Michael Anthony, CEO and Chairman