Form 10KSB
period 2005-09-30
UBRANDIT COM
filed 2006-02-07
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended September 30, 2005

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

Number of outstanding shares of the registrant's par value $.001 common stock, as of February 7, 2006: 69,092,790

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check One):

         Yes [  ]                                    No [X]

                                  Ubrandit.com
                                   FORM 10-KSB
                                      INDEX
                                                                            Page
                                     Part I
Item 1.  Business............................................................. 3

Item 2.  Description of Property.............................................. 8

Item 3.  Legal Proceedings.................................................... 9

Item 4.  Submission of Matters to a Vote of Security Holders.................. 9

                                     Part II

Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters................................. 9

Item 6.  Management's Discussion and Analysis.................................11

Item 7.  Financial Statements and Supplementary Data..........................12

Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure......................22

Item 8A.  Controls and Procedures.............................................22

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act.........................................22

Item 10. Executive Compensation...............................................23

Item 11. Security Ownership of Certain Beneficial Owners
                  and Management..............................................24

Item 12. Certain Relationships and Related Transactions.......................24

Item 13. Exhibits.............................................................25

Item 14. Principal Accountant fees and services...............................25

Signatures....................................................................26

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

         The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2005.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Company's common stock is traded on the OTCBB "Pink Sheets" under the symbol UBDT.PK". Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The following table sets forth high and low bid quotations of the Company's common stock (broken-down into fiscal quarters) for the fiscal years ended September 30, 2005 and 2004 as follows:

                                                    Closing Bids
                                                    ------------

                                            HIGH                       LOW
                                            ----                       ---

   2005
   ----
September 30, 2005                        $0.004                      0.002
June 30, 2005                              0.009                      0.003
March 31, 2005                             0.03                       0.001
December 31, 2004                          0.002                      0.001

   2004
   ----
September 30, 2004                        $0.002                      0.001
June 30, 2004                               -                          -
March 31, 2004                              -                          -
December 31, 2003                           -                          -

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

Liquidity and Capital Resources

         At September 30, 2005, the Company had no assets and liabilities. As part of the Company's intent to seek new business opportunities and/or in effecting a business combination, the Company may determine to seek to raise funds from the sale of equity or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
 Ubrandit.com, Inc.

I have audited the accompanying balance sheets of Ubrandit.com, Inc. as of September 30, 2005 and 2004 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ubrandit.com, Inc. as of September 30, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of January 30, 2002. The impact of this is more fully described in note 1 of the financial statements.

/s/ Michael F. Cronin, CPA

Michael F. Cronin, CPA
Rochester. New York


February 7, 2006

                               Ubrandit.com, Inc.
                                  As Successor
                                 Balance Sheets

                                                     September 30  September 30
--------------------------------------------------------------------------------
                                                         2005          2004
--------------------------------------------------------------------------------

                             ASSETS
Current assets
Cash                                                   $      0       $      0
Prepaid expenses                                          5,000              0
                                                       ------------------------
  Total current assets                                    5,000              0

Assets from discontinued operations held for sale:
Equipment, net                                                0              0
Other assets                                                  0              0

-------------------------------------------------------------------------------
Total Assets                                           $  5,000       $      0
-------------------------------------------------------------------------------

               LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade                                 $  1,871       $      0
Accrued expenses                                              0              0
Current portion of long term debt                             0              0
                                                       ------------------------
 Total current liabilities                                1,871              0

Long term debt                                            2,292              0

Stockholders' Equity:
Preferred stock                                               0              0
Common stock-100,000,000 authorized $0.001 par value
69,092,790 issued & outstanding                          69,093         19,093
Additional paid-in capital                              (62,216)       (19,093)
Accumulated Deficit                                      (6,040)             0
                                                       ------------------------
Total Equity                                                837              0

-------------------------------------------------------------------------------
Total Liabilities & Stockholder Equity                 $  5,000       $      0
-------------------------------------------------------------------------------
See Summary of Significant Accounting Policies and Notes to Financial
Statements.


                                         Ubrandit.com, Inc.
                                            As Successor
                                       Statement of Operations

                                                           --------------------------------
                                                               Years Ended September 30
                                                           --------------------------------
                                                                2005               2004
                                                           -------------      -------------
Revenue                                                    $          0       $          0

Costs & Expenses:
  Costs of goods sold                                                 0                  0
  Depreciation & Amortization                                         0                  0
  General & administrative                                        6,040                  0
                                                           -------------      -------------
  Total Costs & Expenses                                          6,040                  0

Loss from continuing operations before income taxes              (6,040)                 0

Income tax expense                                                    0                  0

-------------------------------------------------------------------------------------------
Net Income (loss)                                          ($     6,040)      $          0
-------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
-------------------------------------------------------------------------------------------
Basic and diluted net loss                                 ($      0.00)      $       0.00
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)        29,092,790         19,092,790
-------------------------------------------------------------------------------------------
See Summary of Significant Accounting Policies and Notes to Financial Statements.







                                                  Ubrandit.com, Inc.
                                                    (As Successor)
                                           Statement of Stockholder's Equity


                                                                 Common Stock
                                                  --------------------------------------------

                                                                   Common         Additional      Accumulated
                                                   Shares           Stock      paid-in capital      Deficit
-------------------------------------------------------------------------------------------------------------

Balance at September 30, 2003                    19,092,790      $   19,093      ($  19,093)      ($       0)
-------------------------------------------------------------------------------------------------------------
Net Income                                                                                                 0
-------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004                    19,092,790          19,093         (19,093)      ($       0)
-------------------------------------------------------------------------------------------------------------
Proceeds from additional paid in capital                                              6,877               --

Common stock issued for consulting services      50,000,000          50,000      (50,000.00)              --
Net Loss                                                                                              (6,040)
-------------------------------------------------------------------------------------------------------------
Balance at September 30, 2005                    69,092,790          69,093      ($  62,216)      ($   6,040)
-------------------------------------------------------------------------------------------------------------
See Summary of Significant Accounting Policies and Notes to Financial Statements.






                                    Ubrandit.com, Inc.
                                       As Successor
                                  Statement of Cash Flows

                                                               -------------------------
                                                               Years Ended September 30
                                                               -------------------------
                                                                  2005          2004
                                                                --------      --------
Cash flows from operating activities:
Net Income (loss)                                               ($6,040)      $     0
Adjustments required to reconcile net loss
      to cash used in operating activities:
(Increase) decrease in current assets                            (5,000)            0
Increase (decrease) in accounts payable & accrued expenses        1,871             0
--------------------------------------------------------------------------------------
 Cash flows used by operating activities:                        (9,169)            0
--------------------------------------------------------------------------------------

 Cash flows from investing activities:
Other                                                                 0             0
Purchase of equipment                                                 0             0
--------------------------------------------------------------------------------------
  Cash used in investing activities                                   0             0
--------------------------------------------------------------------------------------

 Cash flows from financing activities:
Proceeds from issuance of common stock                                0             0
Proceeds from debt borrowings                                     2,292             0
Proceeds from additional paid in capital                          6,876             0
--------------------------------------------------------------------------------------
  Cash generated by financing activities                          9,169             0
--------------------------------------------------------------------------------------

Change in cash                                                        0             0
Cash-beginning of period                                              0             0
--------------------------------------------------------------------------------------
Cash-end of period                                              $     0       $     0
--------------------------------------------------------------------------------------
See Summary of Significant Accounting Policies and Notes to Financial Statements.


                               UBRANDIT.COM, INC.
                                 BACKGROUND AND
                         SIGNIFICANT ACCOUNTING POLICIES
                               September 30, 2005



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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

                               UBRANDIT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005


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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely on a review of Forms 3 and 4 and amendments thereto filed with the Commission during the fiscal year end September 30, 2005, all Section 16(a) forms were timely filed.


ITEM 10. EXECUTIVE COMPENSATION

(a) Compensation.

         The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended September 30, 2005, 2004 and 2003 (collectively, the "Named Executive Officers").

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

                                  OPTION GRANTS DURING 2005

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


---------------------------------------------- ----------------- ---------------
Owner                                          Common Shares     Percentage(1)
---------------------------------------------- ----------------- ---------------

Michael Anthony(2)                             50,000,000        72.30
---------------------------------------------- ----------------- ---------------


---------------------------------------------- ----------------- ---------------


---------------------------------------------- ----------------- ---------------

---------------------------------------------- ----------------- ---------------

Officers and directors as a group (1 persons)
---------------------------------------------- ----------------- ---------------

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

ITEM 13. EXHIBITS

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of September 30, 2005 are filed as part of this report.

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

AUDIT FEES

The Company was billed $2,000 for the fiscal year ended September 30, 2005 and $2,000 for the fiscal year ended September 30, 2004, for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

There were $0 in audit related fees for the fiscal years ended September 30, 2005 and 2004. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

There were no tax fees for the fiscal years ended September 30, 2005 and 2004. Tax fess include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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


Date:  February 7, 2006                     UBRANDIT.COM.


                                            By:/s/ Michael Anthony
                                               -----------------------------
                                            Name:  Michael Anthony
                                            Title: Chief Executive Officer