Form 10QSB
period 2005-12-31
UBRANDIT COM
filed 2006-02-07
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

                        Commission file number: 000-27347

                                  UBRANDIT.COM
           ----------------------------------------------------------
           (name of small business issuer as specified in its charter)

              Nevada                                     88-0381646
--------------------------------------------------------------------------------
  (State or other jurisdiction              (IRS Employee Identification No.)
of incorporation or organization)

                       c/o 330 Clematis Street, Suite 217
                            West Palm Beach, FL 33401
       -------------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (800) 682-5689

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


                                         Ubrandit.com, Inc.
                                            As Successor
                                           Balance Sheets

                                                                                31-Dec       30-Sep
----------------------------------------------------------------------------------------------------
                                                                                  2005         2005
----------------------------------------------------------------------------------------------------
                                                                           (unaudited)
                                 ASSETS
Current assets
Cash                                                                                $0           $0
Prepaid expenses                                                                     0        5,000
                                                                           -------------------------
  Total current assets                                                               0        5,000

----------------------------------------------------------------------------------------------------
Total Assets                                                                        $0       $5,000
----------------------------------------------------------------------------------------------------

                 LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                                         $31,871       $1,871
Accrued expenses                                                                     0            0
Current portion of long term debt                                                    0            0
                                                                           -------------------------
 Total current liabilities                                                      31,871        1,871

Long term debt                                                                   4,046        2,293

Stockholders' Deficiency:
Preferred stock                                                                      0            0
Common stock-100,000,000 authorized $0.001 par value
69,092,790 issued & outstanding                                                 69,093       69,093
Additional paid-in capital                                                    (56,959)     (62,217)
Accumulated Deficit                                                           (48,051)      (6,040)
                                                                           -------------------------
Total Stockholders' Deficiency                                                (35,917)          836

----------------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Deficiency                                        $0       $5,000
----------------------------------------------------------------------------------------------------
See Summary of Significant Accounting Policies and Notes to Financial Statements.





                                               Ubrandit.com, Inc.
                                                  As Successor
                                       Statement of Operations (unaudited)


                                                                             -----------------------------------
                                                                               Three Months Ended December 31,
                                                                             -----------------------------------
                                                                                        2005               2004
                                                                             ----------------    ---------------

Revenue                                                                                   $0                 $0

Costs & Expenses:
  Costs of goods sold                                                                      0                  0
  Depreciation & Amortization                                                              0                  0
  General & administrative                                                            42,011                  0
                                                                             ----------------    ---------------
  Total Costs & Expenses                                                              42,011                  0

Loss from continuing operations before income taxes                                 (42,011)                  0

Income tax expense                                                                         0                  0

----------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                                  ($42,011)                 $0
----------------------------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
----------------------------------------------------------------------------------------------------------------
Basic and diluted net loss                                                            Nil                Nil
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)                             69,092,790         19,092,790
----------------------------------------------------------------------------------------------------------------
See Summary of Significant Accounting Policies and Notes to Financial Statements.






                                          Ubrandit.com, Inc.
                                             As Successor
                                 Statement of Cash Flows (unaudited)

                                                                             --------------------------
                                                                                 Three Months Ended
                                                                                    December 31,
                                                                             --------------------------
                                                                                    2005          2004
                                                                             ------------   -----------

Cash flows from operating activities:
Net Income (loss)                                                                ($42,011)          $0
Adjustments required to reconcile net loss
      to cash used in operating activities:
(Increase) decrease in current assets                                                5,000           0
Increase (decrease) in accounts payable & accrued expenses                          30,000           0
-------------------------------------------------------------------------------------------------------
  Cash flows used by operating activities:                                         (7,011)           0
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Other                                                                                    0           0
Purchase of equipment                                                                    0           0
-------------------------------------------------------------------------------------------------------
  Cash used in investing activities                                                      0           0
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from debt borrowings                                                        1,753           0
Proceeds from additional paid in capital                                             5,258           0
-------------------------------------------------------------------------------------------------------
  Cash generated by financing activities                                             7,011           0
-------------------------------------------------------------------------------------------------------

Change in cash                                                                           0           0
Cash-beginning of period                                                                 0           0
-------------------------------------------------------------------------------------------------------
Cash-end of period                                                                      $0          $0
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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our September 30, 2005 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended December 31, 2005 and 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

"FRESH START" ACCOUNTING: On January 29, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of January 30, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

All results for periods subsequent to January 29, 2002 are referred to as those of the "Successor Company". The results of operations and cash flows as presented on the 2001 financial statements reflect the predecessor company. The successor company had no transactions between January 30, 2002 and the end of the subsequent reporting period and through September 30, 2002.

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

PRIOR EXPERIENCE WITH BLANK CHECK COMPANIES

     None.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

The Company had no revenue for the three months ended December 31, 2005 and December 31, 2004. The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At December 31, 2005, the Company had -0- assets. As part of the Company's intent to seek new business opportunities and/or in effecting a business combination, the Company may determine to seek to raise funds from the sale of equity or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

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

     None for quarter ended December 31, 2005.

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