Form 10QSB
period 2006-03-31
UBRANDIT COM
filed 2006-05-11
CIK 1082384

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________ to ________

                       Commission file number: 000-27347

                                  UBRANDIT.COM
      -------------------------------------------------------------------
          (name of small business issuer as specified in its charter)

         Nevada                                               88-0381646
-------------------------------                      ---------------------------
------
(State or other jurisdiction                         (IRS Employee
identification No.)
of incorporation or organization)

                       c/o 330 Clematis Street, Suite 217
                            West Palm Beach, FL 33401
                  -------------------------------------------
                    (Address of principal executive offices)

 Issuer's telephone number: (800) 682-5689

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant wad required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  [ ]    No  [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under
a plan confirmed by a court  Yes [ ]      No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUER

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,092,790 shares outstanding as of December 31, 2005

   Transitional Small Business Disclosure Format. (check one) Yes [  ] No [X]

                                  UBRANDIT.COM
                                  FORM 10-QSB
                               TABLE OF CONTENTS

         Part I - FINANCIAL INFORMATION                                     Page

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)...............................     3-8

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.......       9


Item 3.  CONTROLS AND PROCEDURES........................................      14

         Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS..............................................      14

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....      14

Item 3.  DEFAULTS UPON SENIOR SECURITIES................................      14

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............      15

Item 5.  OTHER INFORMATION..............................................      15

Item 6.  EXHIBITS.......................................................      15

Signatures..............................................................   16-18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               Ubrandit.com, Inc.
                                  As Successor
                                 Balance Sheets

                                                        31-Mar     30-Sep
---------------------------------------------------------------------------
                                                         2006       2005
---------------------------------------------------------------------------
                                                      (unaudited)

                        Assets
 Current assets
 Cash                                                          $0       $0
 Prepaid expenses                                               0    5,000
                                                     ----------------------
   Total current assets                                         0    5,000

 Assets from discontinued operations held for sale:
 Equipment, net                                                 0        0
 Other assets                                                   0        0

---------------------------------------------------------------------------
 Total Agsets                                                  $0   $5,000
---------------------------------------------------------------------------

          Liabilities & Stockholders' Equity
 Current liabilities:
 Accounts payable-trade                                   $39,371   $1,871
 Accrued expenses                                               0        0
 Current portion of long term debt                              0        0
                                                     ----------------------
  Total current liabilities                                39,371    1,871

 Long term debt                                            16,924    2,293

 Stockholders' Equity:
 Preferred stock                                                0        0
 Common stock-100,000,000 authorized $0.001 par value
 69,092,790 issued & outstanding                           69,093   69,093
 Additional paid-in capital                              (56,959) (62,217)
 Accumulated Deficit                                     (68,429)  (6,040)
                                                     ----------------------
 Total Equity                                            (56,295)      836

---------------------------------------------------------------------------
 Total Liabilities & Stockholder Equity                        $0   $5,000
---------------------------------------------------------------------------
 See Notes to Unaudited Interim Financial Statements.

                                                 Ubrandit.com, Inc.
                                                    As Successor
                                         Statement of Operations (unaudited)


                                                         Three Months Ended March 31,   Six Months Ended March 31,
                                                            2006            2005           2006            2005
                                                        ------------    ------------   ------------    ------------
Revenue                                                 $          0    $          0   $          0    $          0

Costs & Expenses:
  Costs of goods sold                                              0               0              0               0
  Depreciation & Amortization                                      0               0              0               0
  General & administrative                                    20,378               0         62,389               0
  Total Costs & Expenses                                      20,378               0         62,389               0

Loss from continuing operations before income taxes          (20,378)              0        (62,389)              0

Income tax expence                                                 0               0              0               0

Net Income (loss)                                       ($    20,378)   $          0   ($    62,389)   $          0

Basic and diluted per share amounts:
Basic and diluted net loss                                       Nil             Nil            Nil             Nil

Weighted average shares outstanding (basic & diluted)     69,092,790      19,092,790     69,092,790      19,092,790
See Notes to Unaudited Interim Financial Statements




                                                  Ubrandit.com, Inc.
                                                     As Successor
                                         Statement of Cash Flows (unaudited)

                                                                 Three Months Ended     Six Months Ended
                                                                    March 31,               March 31,
                                                                2006         2005       2006          2005
                                                              --------     --------    --------     --------
Cash flows from operating activities:
Net Income (loss)                                             ($20,378)    $      0    ($62,389)    $      0
Adjustments required to reconcile net loss
      to cash used in operating activities:
(Increase) decrease in current assets                                0            0       5,000            0
Increase (decrease) in accounts payable & accrued expenses       7,500            0      37,500            0
 Cash flows used by operating activities:                      (12,878)           0     (19,889)           0

 Cash flows from investing activities:
Other                                                                0            0           0            0
Purchase of equipment                                                0            0           0            0
  Cash used in investing activities                                  0            0           0            0

 Cash flows from financing activities:
Proceeds from issuance of common stock                               0            0           0            0
Proceeds from debt borrowings                                   12,878            0      14,631            0
Proceeds from additional paid in capital                             0            0       5,258            0
  Cash generated by financing activities                        12,878            0      19,889            0

Change in cash                                                       0            0           0            0
Cash-beginning of period                                             0            0           0            0
Cash-end of period                                            $      0     $      0    $      0     $      0
See Notes to Unaudited Interim Financial Statements


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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our Septemcer 30, 2005 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six-month periods ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

"FRESH START" ACCOUNTING: On January 29, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of January 30, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

All results for periods subsequent to January 29, 2002 are referred to as those of the "Successor Company". The results of operations and cash flows as presented on the 2001 fibancial statements reflect the predecessor company. The successor company had no transactions between January 30, 2002 and the end of the subsequent reporting period and through September 30, 2002.

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

On July 15, 2005, Clark County Court, Nevada approved an Order granting the custodianship of the company to Michael Anthony. The appointment is requires the custodian is to continue the business of the corporation and not to liquidate its affairs or distribute its assets. The material terms of the transaction confirmed by the Clark County Court generally authorize Mr. Anthony to appoint new menbers to the Registrant's board of directors and to take any and all actions on behalf of the Company permitted by Nevada Statutes Section 78.347, including actions to:

   * settle affairs, collect outstanding debts, sell and convey property, real and personal
   * demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, lands and tenements, books, papers, choses in action, bills, notes and property, of every description of the corporation
   * institute suits at law or in equity for the recovery of any estate, property, damages or demands existing in favor of the corporation
   * exercise the rights and authority of a Board of Directors and Officers in accordance witn state law, the articles and bylaws

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

4. NEW ACCOUNTING STANDARDS

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment" ("SFAS 123(R)"), which requires that companies measure and recognize compensation expense at an amount Equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any invested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options therefore no charge is required for the three months ended March 37, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess oz recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) uskng the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

    On January 29, 2002, the Company filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of Utah (case no. 02-21677). As a result of the filing, all of the Company's properties were transferred to a United States Trustee and the Company terminated all of its business operations. The Bankruptcy Trustee has disposed of all of the assets. On January 28, 2005 this Chapter 7 bankruptcy was closed cy the U.S. Bankruptcy Court Central District of Utah.

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

    - Provided that the authority of the custodian is to continue the business of the corporation add not to liquidate its affairs or distribute its assets

    - To exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws

    In accordance with the Order, Mr. Anthony appointed himself as sole interim Director and President. In addition, the Company hired Century Capital Partners, LLC; a business consulting firm ("CCP"), for the purpose of assisting the Company in its efforts to salvage value for the benefit of its shareholders. CCP has also agreed to advise the Company as to potential business combinations. Mr. Anthony is the managing member of CCP and his wife, Laura Anthony (a securities attorney) is also a member of CCP.

    In July 2005, CCP contributed $30,000 as paid in capital to the Company.
The Company is to use these funds to pay the costs and expenses necessary to revive the registrant's business operations. Such expenses include, without limitation, fees to reinstate the Company's corporate charter with the state of Nevada; payment of all past due franchise taxes; settling all past due accounts with the registrant's transfer agent; accounting and legal fees; costs associated with bringing the registrant current with its filings with the Securities and Exchange Commission, etc.

    In consideration for these services and capital contribution(s), the Company issued to CCP 50,000,000 shares of its common stock representing approximately 72.3% of its common stock outstanding as of July 15, 2005.

New Business Objectives of the Company

    The Company has no present operations. Management determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company does non intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider and proceed with a business opportunity.

    Until 2002, the Company's common stock was listed und traded on the American Stock Exchange under the symbol "UBI". Now the Company's common stock is traded on the OTCBB "pink sheets" under the symbol "UBDT.PK". There is currently no active trading market in the Company's shares. There can be no assurance that there will be an active trading market in the Company's common stock. In the event that an active trading market develops, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

    Management has voting control and therefore has substantial flexibility in identifying and selecting a prospective new business opportunity. The Company is not obligated nor does Management intend to seek pre-approval by the shareholders for selecting such a business opportunity.

    Management intends to devote such time as it deems necessary to carry out the Company's affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that the Company will be successful in its efforts. The Company cannot project the amount of time that Management will actually devote to the Company's plan on operation.

Selection and Structuring Of a New Business Opportunity

    New management has voting control of 72.3%. As a result, Management will have substantial flexibility in identifying and selecting a prospective new business opportunity. The Company will be dependent on the judgment of its Management in connection with the selection of a new business opportunity. In evaluating a prospective business opportunity, the Company would consider, among other factors, the following: (i) costs associated with pursuing a new business opportunity; (ii) growth potential of the potential new business opportunity;
(iii) experiences, skills and availability of additional personnel necessary to pursue a potential new business opportunity; (iv) necessary capital requirements;(v)the competitive position of the new business opportunity;(vi) stage of business development; (vii) the market acceptance of the potential products and services; (viii) proprietary features and degree of intellectual property; and (ix) the regulatory environment that may be applicable to any prospective business opportunity.

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

Conflicts Of Interest

    Company Management is not required to commit its full time to Company affairs. As a result, pursing new business opportunities may require a greater period of time than if it would devote their full time to our affairs. Management is not precluded from serving as officer or director of any other entity that is engaged in business activities similar to those of the Company. Management has not identified and is not currently negotiating a new business opportunity. In the future, Management may become associated or affiliated with entities engaged in business activities similar to those with which the Company conducts. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that Management has multiple business affiliations, it may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, Management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach Management with respect to a business combination, Management will consider the foregoing factors as well as the preferences of the Management of the operating company. However, Management will act in what it believes will be in the best interests of tde shareholders of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Revenues. Revenues were $0.00 for the three months ended March 30, 2006, as compared to $0.00 for the three months ended March 30, 2005.

The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

Cost Of Revenues. Cost of revenues was $0.00 for the three months ended March 30, 2006, as compared to $0.00 for the three months ended March 30, 2005.

The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

Operating Expenses. Operating expenses for the three months ended March 30, 2006 were $20,378 compared to $0.00 for the three months ended March 30, 2005. This increase was attributable primarily to legal and accounting fees incurred in connection with the Company's decision to comply with its regulatory obligations.

Loss From Operations. Loss from operations for the three months ended March 30, 2006 was $20,378 compared to $0.00 for the three months ended March 30, 2005.

Interest Expense. Interest expense was $0.00 and $0.00 for the three months ended March 30, 2006 and 2005, respectively.

Net Loss Applicable To Common Stock. Net loss applicable to Common Stock was nil for the three months ended March 30, 2006, compared to nil for the three months ended March 30, 2005. Net loss per common share was nil for the three months ended March 30, 2006 and nil for the three months ended March 30, 2005.

SIX MONTHS ENDED MARCH 31, 2006 COMPARED TO SIX MONTHS ENDED MARCH 31, 2005

Revenues. Revenues were $0.00 for the six months ended March 30, 2006, as compared to $0.00 for the six months ended March 30, 2005.

The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

Cost Of Revenues. Cost of revenues was $0.00 for the six months ended March 30, 2006, as compared to $0.00 for the six months ended March 30, 2005.

Operating Expenses. Operating expenses for the six months ended March 30, 2006 were $62,389 compared to $0.00 for the six months ended March 30, 2005. This increase was attributable primarily to legal and accounting fees incurred in connection with the Company's decision to comply with its regulatory obligations

Loss From Operations. Loss from operations for the six months ended March 30, 2006 was $62,389 compared to $0.00 for the six months ended March 30, 2005.

Interest Expense. Interest expense was $0.00 and $0.00 for the six months ended March 30, 2006 and 2005, respectively.

Net Loss Applicable To Common Stock. Net loss applicable to Common Stock was nil for the six months ended March 30, 2006, compared to nil for the six months ended Aarch 30, 2005. Net loss per common shabe was nil for the six months ended March 30, 2006 and nil for the six months ended March 30, 2005.

PLAN OF OPERATIONS

    The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger witn an operating company. If the Company seeks to acquire another business or pursue a new business opportunity, Management would have substantial flexibility in identifying and selecting a prospective business. The Company would not be obligated nor does Management intend to seek pre-approval of the shareholders. Under the laws of the State of Nevada, the consent of holders of a majority of the issued and outstanding shares, acting without a shareholders meeting, can approve an acquisition.

    The Company is entirely dependent on the judgment of Management in connection with pursuing a new business opportunity or a selection process for a target operating company. In evaluating a prospective new business opportunity or an operating company, we would consider, among other factors, the following:
(i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate; (iii) growth potential of the target business; (iv) experience and skill of management and availability of additional personnel; (v) necessary capital requirements; (vi) the prospective candidate's competitive position; (vii) stage of development of the business opportunity; (viii) the market acceptance of the business its products or services; (ix) the availability of audited financial statements of the potential business opportunity; and (x) the regulatory environment that may be applicable to any prospective business opportunity.

    The foregoing criteria are not intended to be exhaustive and there may be other criteria that Management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, Management may be expected to conduct a due diligence review.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2006, the Company had -0- assets and $56,295 of liabilities. As part of the Company's intent to seek new business opportunities and/or in effecting a business combination, the Company may determine to seek to raise funds from the sale of equity or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become avanlable at acceptable terms, if at all.

    On connection with the commencement of a new business opportunity or consummation of a business combination, the Company will most likely issue a substantial number of additional restricted shares or other securities. If such additional securities are issued, the shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of shares are issued in connection with a business combination, a change in control may be expected to occur.

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

ITEM 3.  CONTROLS AND PROCEDURES

    The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS

Exhibit
Number    Description of Document
------    -----------------------

31.1 Certification of the Chief Executive Officer of Ubrandit.com pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer of Ubrandit.com pursuant to Section 302 of the Sarbanes-Oxlzy Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officerof Ubrandit.com pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    Date: May 11, 2006

    By: /s/ Michael Anthony
        --------------------------------------
        Michael Anthony, CEO and Chairman