Form 10QSB
period 2006-06-30
UBRANDIT COM
filed 2006-07-19
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant wad required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes [ ] No [ ]

                       APPLICABLE ONLY TO CORPORATE ISSUER

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,092,790 shares outstanding as of July 18, 2006

   Transitional Small Business Disclosure Format. (check one) Yes [  ] No [X]

                                  UBRANDIT.COM
                                   FORM 10-QSB

                                TABLE OF CONTENTS

         Part I - FINANCIAL INFORMATION                                     Page

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)...............................      3

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.......      9


Item 3.  CONTROLS AND PROCEDURES........................................     14

         Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS..............................................     14

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....     14

Item 3.  DEFAULTS UPON SENIOR SECURITIES................................     14

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............     14

Item 5.  OTHER INFORMATION..............................................     14

Item 6.  EXHIBITS.......................................................     14

Signatures..............................................................     15


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    Ubrandit.com, Inc.
                                       As Successor
                                      Balance Sheets

                                                             30-Jun          30-Sep
------------------------------------------------------------------------------------
                                                             2006             2005
------------------------------------------------------------------------------------
                                                          (unaudited)

                                 ASSETS
Current assets
Cash                                                       $       0       $       0
Prepaid expenses                                                   0           5,000
                                                           -------------------------
  Total current assets                                             0           5,000

Assets from discontinued operations held for sale:
Equipment, net                                                     0               0
Other assets                                                       0               0

------------------------------------------------------------------------------------
Total Assets                                               $       0       $   5,000
------------------------------------------------------------------------------------

                   LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade                                     $  41,871       $   1,871
Accrued expenses                                                   0               0
Current portion of long term debt                                  0               0
                                                           -------------------------
 Total current liabilities                                    41,871           1,871

Long term debt                                               137,424           2,293

Stockholders' Equity:
Preferred stock                                                    0               0
Common stock-100,000,000 authorized $0.001 par value
69,092,790 issued & outstanding                               69,093          69,093
Additional paid-in capital                                   (56,959)        (62,217)
Accumulated Deficit                                         (191,429)         (6,040)
                                                           -------------------------
Total Equity                                                (179,295)            836

------------------------------------------------------------------------------------
Total Liabilities & Stockholder Equity                     $       0       $   5,000
------------------------------------------------------------------------------------
See Notes to Unaudited Interim Financial Statements.


                                                        Ubrandit.com, Inc.
                                                           As Successor
                                                Statement of Operations (unaudited)


                                                           -------------------------------      -------------------------------
                                                             Three Months Ended June 30,           Nine Months Ended June 30,
                                                           -------------------------------      -------------------------------
                                                               2006               2005              2006               2005
                                                           ------------       ------------      ------------       ------------

Revenue                                                    $          0       $          0      $          0       $          0

Costs & Expenses:
  Costs of goods sold                                                 0                  0                 0                  0
  Depreciation & Amortization                                         0                  0                 0                  0
  General & administrative                                      123,000                  0           185,389                  0
                                                           ------------       ------------      ------------       ------------
  Total Costs & Expenses                                        123,000                  0           185,389                  0

Loss from continuing operations before income taxes            (123,000)                 0          (185,389)                 0

Income tax expense                                                    0                  0                 0                  0
-------------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                          ($   123,000)      $          0      ($   185,389)      $          0
-------------------------------------------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
-------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss                                          Nil                Nil               Nil                Nil
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)        69,092,790         19,092,790        69,092,790         19,092,790
-------------------------------------------------------------------------------------------------------------------------------
See Notes to Unaudited Interim Financial Statements.


                                         Ubrandit.com, Inc.
                                            As Successor
                                 Statement of Cash Flows (unaudited)

                                                                      --------------------------
                                                                      Nine Months Ended June 30,
                                                                      --------------------------
                                                                         2006             2005
                                                                      ----------      ----------
Cash flows from operating activities:
Net Income (loss)                                                     ($185,389)      $       0
Adjustments required to reconcile net loss
      to cash used in operating activities:
(Increase) decrease in current assets                                     5,000               0
Increase (decrease) in accounts payable & accrued expenses               40,000               0
-----------------------------------------------------------------------------------------------
 Cash flows used by operating activities:                              (140,389)              0
-----------------------------------------------------------------------------------------------

 Cash flows from investing activities:
Other                                                                         0               0
Purchase of equipment                                                         0               0
-----------------------------------------------------------------------------------------------
  Cash used in investing activities                                           0               0
-----------------------------------------------------------------------------------------------

 Cash flows from financing activities:
Proceeds from issuance of common stock                                        0               0
Proceeds from debt borrowings                                           135,131               0
Proceeds from additional paid in capital                                  5,258               0
-----------------------------------------------------------------------------------------------
  Cash generated by financing activities                                140,389               0
-----------------------------------------------------------------------------------------------

Change in cash                                                                0               0
Cash-beginning of period                                                      0               0
-----------------------------------------------------------------------------------------------
Cash-end of period                                                    $       0       $       0
-----------------------------------------------------------------------------------------------
See Notes to Unaudited Interim Financial Statements.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended June 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

On July 15, 2005, Clark County Court, Nevada approved an Order granting the custodianship of the company to Michael Anthony. The appointment is requires the custodian is to continue the business of the corporation and not to liquidate its affairs or distribute its assets. The material terms of the transaction confirmed by the Clark County Court generally authorize Mr. Anthony to appoint new members to the Registrant's board of directors and to take any and all actions on behalf of the Company permitted by Nevada Statutes Section 78.347, including actions to:

         o settle affairs, collect outstanding debts, sell and convey property, real and personal
         o demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, lands and tenements, books, papers, choses in action, bills, notes and property, of every description of the corporationo
         o institute suits at law or in equity for the recovery of any estate, property, damages or demands existing in favor of the corporation
         o exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws

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

    In accordance with the Order, Mr. Anthony appointed himself as sole interim Director and President. In addition, the Company hired Century Capital Partners, LLC; a business consulting firm ("CCP"), for the purpose of assisting the Company in its efforts to salvage value for the benefit of its shareholders. CCP has also agreed to advise the Company as to potential business combinations. Mr. Anthony is the managing member of CCP.

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

    Until 2002, the Company's common stock was listed und traded on the American Stock Exchange under the symbol "UBI". Now the Company's common stock is traded on the OTCBB Bulletin Board under the symbol "UBDT". There is currently no active trading market in the Company's shares. There can be no assurance that there will be an active trading market in the Company's common stock. In the event that an active trading market develops, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

    In addition, since November 2004, Mr. Anthony has been President and CEO of Union Equity, Inc. and its wholly owned subsidiaries Home Sales 24/7, Inc. and Home Loans 24/7, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Revenues. Revenues were $0.00 for the three months ended June 30, 2006, as compared to $0.00 for the three months ended June 30, 2005.

The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

Cost Of Revenues. Cost of revenues was $0.00 for the three months ended June 30, 2006, as compared to $0.00 for the three months ended June 30, 2005.

The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

Operating Expenses. Operating expenses for the three months ended June 30, 2006 were $123,000 compared to $0.00 for the three months ended June 30, 2005. This increase was attributable primarily to the accrual of fees owed to Century Capital Partners for services rendered to date including overseeing regulatory compliance by the Company and investigating and engaging in discussion with various potential merger and acquisition candidates and for legal and accounting fees incurred in connection with the Company's decision to comply with its regulatory obligations.

Loss From Operations. Loss from operations for the three months ended June 30, 2006 was $123,000 compared to $0.00 for the three months ended June 30, 2005.

Interest Expense. Interest expense was $0.00 and $0.00 for the three months ended June 30, 2006 and 2005, respectively.

Net Loss Applicable To Common Stock. Net loss applicable to Common Stock was nil for the three months ended June 30, 2006, compared to nil for the three months ended June 30, 2005. Net loss per common share was nil for the three months ended June 30, 2006 and nil for the three months ended June 30, 2005.

NINE MONTHS ENDED JUNE 30, 2006 COMPARED TO NINE MONTHS ENDED JUNE 30, 2005

Revenues. Revenues were $0.00 for the nine months ended June 30, 2006, as compared to $0.00 for the nine months ended June 30, 2005.

The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

Cost Of Revenues. Cost of revenues was $0.00 for the nine months ended June 30, 2006, as compared to $0.00 for the nine months ended June 30, 2005.

Operating Expenses. Operating expenses for the nine months ended June 30, 2006 were $185,389 compared to $0.00 for the nine months ended June 30, 2005. This increase was attributable primarily to the accrual of fees owed to Century Capital Partners for services rendered to date including overseeing regulatory compliance by the Company and investigating and engaging in discussion with various potential merger and acquisition candidates and for legal and accounting fees incurred in connection with the Company's decision to comply with its regulatory obligations.

Loss From Operations. Loss from operations for the nine months ended June 30, 2006 was $185,389 compared to $0.00 for the nine months ended June 30, 2005.

Interest Expense. Interest expense was $0.00 and $0.00 for the nine months ended June 30, 2006 and 2005, respectively.

Net Loss Applicable To Common Stock. Net loss applicable to Common Stock was nil for the nine months ended June 30, 2006, compared to nil for the nine months ended June 30, 2005. Net loss per common share was nil for the nine months ended June 30, 2006 and nil for the nine months ended June 30, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2006, the Company had -0- assets and $179,295 of liabilities. As part of the Company's intent to seek new business opportunities and/or in effecting a business combination, the Company may determine to seek to raise funds from the sale of equity or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

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

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS

Exhibit
Number    Description of Document
------    -----------------------

31.1 Certification of the Chief Executive Officer and Chief Financial Officer of Ubrandit.com pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Ubrandit.com pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    Date: July 18, 2006

    By: /s/ Michael Anthony
        --------------------------------------
        Michael Anthony, CEO and Chairman