Form 10KSB
period 2006-09-30
UBRANDIT COM
filed 2006-10-31
CIK 1082384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended September 30, 2006

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.001 PAR VALUE

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ]     No [X]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
                                 Yes [X]     No [ ]

State issuer's revenues for its most recent fiscal year. $0.00

Aggregate market value of the voting stock held by non-affiliates of the registrant as of October 27, 2006. $5,536,909

Number of outstanding shares of the registrant's par value $.001 common stock, as of October 27, 2006: 69,092,790

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

Transitional Small Business Disclosure Format (Check One):

                                 Yes [ ]     No [X]

                                  Ubrandit.com
                                   FORM 10-KSB
                                      INDEX
                                                                            Page
                                     Part I
Item 1.  Business............................................................. 3

Item 2.  Description of Property.............................................. 8

Item 3.  Legal Proceedings.................................................... 8

Item 4.  Submission of Matters to a Vote of Security Holders.................. 8

                                     Part II

Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters................................. 9

Item 6.  Management's Discussion and Analysis.................................10

Item 7.  Financial Statements and Supplementary Data..........................12

Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure......................23

Item 8A.  Controls and Procedures.............................................23

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act.........................................23

Item 10. Executive Compensation...............................................24

Item 11. Security Ownership of Certain Beneficial Owners
                  and Management..............................................25

Item 12. Certain Relationships and Related Transactions.......................25

Item 13. Exhibits.............................................................26

Item 14. Principal Accountant fees and services...............................26

Signatures....................................................................27

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

         As of October 27, 2006, the Company is not in negotiations with, nor does it have any agreements with any potential merger candidate.

         In July, 2005, CCP contributed an estimated $30,000 as paid in capital to the Company. The Company is to use these funds to pay the costs and expenses necessary to revive the registrant's business operations. Such expenses include, without limitation, fees to reinstate the Company's corporate charter with the state of Nevada; payment of all past due franchise taxes; settling all past due accounts with the registrant's transfer agent; accounting and legal fees; and costs associated with bringing the registrant current with its filings with the Securities and Exchange Commission, etc.

         In consideration for these services and capital contribution(s), the Company issued to CCP 50,000,000 shares of its common stock representing approximately 72.3% of its common stock outstanding as of October 27, 2006.

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

PRIOR EXPERIENCE WITH BLANK CHECK COMPANIES

         None.

SUBSEQUENT CHANGE IN MANAGEMENT

         On October 13, 2006 Michael Anthony and his personal holding company, Century Capital Partners, LLC ("CCP"), entered into a Stock Purchase Agreement with Ming Liu. The Stock Purchase Agreement provides that on the tenth day after an information statement prepared in accordance with Rule 14F-1 is mailed to the record shareholders of Ubrandit.com, CCP will sell 50,000,000 shares of Ubrandit.com common stock to Ming Liu. The information statement was mailed to the shareholders on October 16, 2006.

         In connection with the execution of the Stock Purchase Agreement, Michael Anthony, the sole director of Ubrandit.com, has elected Ming Liu to serve on the Board of Directors and has submitted his own resignation from the Board. The election and the resignation will become effective upon closing of the Stock Purchase Agreement. The new Board of Directors - i.e. Ming Liu - will elect new executive officers for Ubrandit.com.

Information regarding Ming Lui is as follows:

         MING LIU. Early in 2006 Mr. Liu organized Sino-American Capital Group, LLC, which is engaged in developing business and financial relationships between the U.S. and the People's Republic of China. From 2004 to 2005 Mr. Liu was a member of the Board and Corporate Secretary to Advanced Battery Technologies, Inc., a Delaware holding company whose Chinese subsidiary, ZQ Power-Tech, is engaged in the development and manufacture of lithium-ion batteries. From 2003 to 2004 Mr. Liu was Secretary to the Board of ZQ Power-Tech. From 1999 until 2003 Mr. Liu was Vice President of Harbin Ridaxing Science and Technology Co., Ltd., a technology provider located in the City of Harbin, China. Mr. Liu is 31 years old.

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

THERE IS NO ACTIVE MARKET FOR Company COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED. Company common stock previously traded on the American Stock Exchange under the symbol "UBI". In 2002, the Company did not remain current in its reporting obligations under the Exchange Act and its shares were subsequently deleted from the American Stock Exchange. The Company's stock is currently quoted on the over the counter bulletin board under the symbol "UBDT.OB". There is currently no active trading market in the common stock. There can be no assurance that there will be an active trading market for the common stock following a business combination or commencement of a new business. In the event that an active trading market commences, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

         The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2006.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Company's common stock is traded on the OTCBB "Bulletin Board" under the symbol UBDT.OB". Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The following table sets forth high and low bid quotations of the Company's common stock (broken-down into fiscal quarters) for the fiscal years ended September 30, 2006 and 2005 as follows:

                                                    Closing Bids
                                                    ------------

                                            HIGH                       LOW
                                            ----                       ---

   2006
   ----
September 30, 2006                        $0.015                      0.0125
June 30, 2006                              0.015                      0.008
March 31, 2006                             0.04                       0.008
December 31, 2005                          0.019                      0.003

   2005
   ----
September 30, 2005                        $0.004                      0.002
June 30, 2005                              0.009                      0.003
March 31, 2005                             0.03                       0.001
December 31, 2004                          0.002                      0.001

         (b) As of October 27, 2006, the Company had approximately 133 shareholders of record of the common stock.

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

(e) Recent Sales of Unregistered Securities.

         In July 2005, the Company issued 50,000,000 shares to Century Capital Partners, LLC. The Company hired Century Capital Partners, LLC, a business consulting firm ("CCP"), for the purpose of assisting the Company in its efforts to salvage value for the benefit of its shareholders. CCP has also agreed to advise the Company as to potential business combinations. The Company's sole director and officer, Michael Anthony, is the managing member of CCP.

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

Liquidity and Capital Resources

         At September 30, 2006, the Company had no assets and current liabilities of $46,506. In addition, the Company has long term debt of $137,424. All of the Companies liabilities are owed to Century Capital Partners, a related party for the advancement of funds to maintain the Company's limited operations. As part of the Company's intent to seek new business opportunities and/or in effecting a business combination, the Company may determine to seek to raise funds from the sale of equity or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
 Ubrandit.com, Inc.

I have audited the accompanying balance sheets of Ubrandit.com, Inc. as of September 30, 2006 and 2005 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ubrandit.com, Inc. as of September 30, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of January 30, 2002. The impact of this is more fully described in note 1 of the financial statements.



/s/ Michael F. Cronin
------------------------------------
Michael F. Cronin
Certified Public Accountant

Orlando,  Florida
October 13, 2006


                                 Ubrandit.com, Inc.
                                    As Successor
                                   Balance Sheets

                                                             30-Sep        30-Sep
                                                              2006          2005
----------------------------------------------------------------------------------
                                 ASSETS
Current assets
Cash                                                       $       0     $       0
Prepaid expenses                                                   0         5,000
                                                           ---------     ---------
  Total current assets                                             0         5,000

Assets from discontinued operations held for sale:
Equipment, net                                                     0             0
Other assets                                                       0             0
----------------------------------------------------------------------------------
Total Assets                                               $       0     $   5,000
----------------------------------------------------------------------------------

                 LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                     $  46,506     $   1,871
Accrued expenses                                                   0             0
Current portion of long term debt                                  0             0
                                                           ---------     ---------
 Total current liabilities                                    46,506         1,871

Long term debt                                               137,424         2,293

Stockholders' Deficiency:
Preferred stock                                                    0             0
Common stock-100,000,000 authorized $0.001 par value
69,092,790 issued & outstanding                               69,093        69,093
Additional paid-in capital                                   (56,959)      (62,217)
Accumulated Deficit                                         (196,064)       (6,040)
                                                           ---------     ---------
Total Stockholder's Deficiency                              (183,930)          836
----------------------------------------------------------------------------------
Total Liabilities & Stockholders' Deficiency               $       0     $   5,000
----------------------------------------------------------------------------------


See Summary of Significant Accounting Policies and Notes to Financial Statements.





                                   Ubrandit.com, Inc.
                                      As Successor
                                Statement of Operations


                                                         -----------------------------
                                                            Years Ended September 30,
                                                         -----------------------------
                                                             2006             2005
                                                         ------------     ------------

Revenue                                                  $          0     $          0

Costs & Expenses:
  Costs of goods sold                                               0                0
  Depreciation & Amortization                                       0                0
  General & administrative                                    190,024            6,040
                                                         ------------     ------------
  Total Costs & Expenses                                      190,024            6,040

Loss from continuing operations before income taxes          (190,024)          (6,040)

Income tax expense                                                  0                0
--------------------------------------------------------------------------------------
Net Income (loss)                                        ($   190,024)    ($     6,040)
--------------------------------------------------------------------------------------

Basic and diluted per share amounts:
--------------------------------------------------------------------------------------
Basic and diluted net loss                                        Nil              Nil
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)      69,092,790       19,092,790
--------------------------------------------------------------------------------------


See Summary of Significant Accounting Policies and Notes to Financial Statements.




                                  Ubrandit.com, Inc.
                                     As Successor
                                Statement of Cash Flows

                                                              -----------------------
                                                             Years Ended September 30,
                                                              -----------------------
                                                                2006          2005
                                                              ---------     ---------
Cash flows from operating activities:
Net Income (loss)                                             ($190,024)    ($  6,040)
Adjustments required to reconcile net loss
      to cash used in operating activities:
(Increase) decrease in current assets                             5,000        (5,000)
Increase (decrease) in accounts payable & accrued expenses       44,635         1,872
-------------------------------------------------------------------------------------
 Cash flows used by operating activities:                      (140,389)       (9,168)
-------------------------------------------------------------------------------------

 Cash flows from investing activities:
Other                                                                 0             0
Purchase of equipment                                                 0             0
-------------------------------------------------------------------------------------
  Cash used in investing activities                                   0             0
-------------------------------------------------------------------------------------

 Cash flows from financing activities:
Proceeds from debt borrowings                                   135,131         2,292
Proceeds from additional paid in capital                          5,258         6,876
-------------------------------------------------------------------------------------
  Cash generated by financing activities                        140,389         9,168
-------------------------------------------------------------------------------------

Change in cash                                                        0             0
Cash-beginning of period                                              0             0
-------------------------------------------------------------------------------------
Cash-end of period                                            $       0     $       0
-------------------------------------------------------------------------------------


See Summary of Significant Accounting Policies and Notes to Financial Statements.





                                            Ubrandit.com, Inc.
                                              (As Successor)
                                  Statement of Stockholder's Deficiency

                                                                Common Stock
                                              ------------------------------------------
                                                                              Additional
                                                                 Common         paid-in       Accumulated
                                                 Shares           Stock         capital         Deficit

---------------------------------------------------------------------------------------------------------
Balance at September 30, 2003                   19,092,790          19,093    ($   19,093)    $         0
---------------------------------------------------------------------------------------------------------
Net Income                                                                                              0

---------------------------------------------------------------------------------------------------------
Balance at September 30, 2004                   19,092,790          19,093        (19,093)              0
---------------------------------------------------------------------------------------------------------

Proceeds from additional paid-in capital                                            6,877
Common stock issued for consulting services     50,000,000          50,000        (50,000)
Net Loss                                                                                           (6,040)
---------------------------------------------------------------------------------------------------------
Balance at September 30, 2005                   69,092,790          69,093        (62,216)         (6,040)
---------------------------------------------------------------------------------------------------------

Proceeds from additional paid-in capital                                            5,258
Net Loss                                                                                         (190,024)
---------------------------------------------------------------------------------------------------------
Balance at September 30, 2006                   69,092,790     $    69,093    ($   56,958)    ($  196,064)
---------------------------------------------------------------------------------------------------------



See Summary of Significant Accounting Policies and Notes to Financial Statements.

                               UBRANDIT.COM, INC.
                                 BACKGROUND AND
                         SIGNIFICANT ACCOUNTING POLICIES
                               September 30, 2006



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

STOCK BASED COMPENSATION: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123R, ACCOUNTING FOR STOCK-BASED COMPENSATION, and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the year ended September 30, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

ACCOUNTING FOR OBLIGATIONS AND INSTRUMENTS POTENTIALLY TO BE SETTLED IN THE COMPANY'S OWN STOCK: We account for obligations and instruments potentially to be settled in the Company's stock in accordance with EITF Issue No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

Under EITF Issue No. 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

     Equity
         o Contracts that require physical settlement or net-share settlement; and
         o Contracts that give the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

     Assets or Liabilities
         o Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the company); and

         o Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

All contracts are initially measured at fair value and subsequently accounted for based on the current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The recorded value of the liability for such derivatives can fluctuate significantly based on fluctuations in the market value of the underlying common stock of the issuer of the derivative instruments, as well as in the volatility of the stock price during the term used for observation and the remaining term.

Warrant Derivative Liabilities

We account for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK. Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings

FAIR VALUE OF FINANCIAL INSTRUMENTS: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2006. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2006 or 2005.

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

                               UBRANDIT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006


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

ITEM 8A.  CONTROLS AND PROCEDURES

         The chief executive officer and chief financial officer of the Company, after conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006, has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) The following table furnishes the information concerning the company's directors and officers. The directors of the company are elected every year and serve until their successors are elected and qualify.

Name                        Age               Title
----                        ---               -----
Michael Anthony              40               President, CEO, Chairman

         Mr. Anthony, age 40, has been an officer and director of the Company since July 15, 2005. Mr. Anthony is the Managing Member of Century Capital Partners, LLC. Prior to forming Century Capital Partners, LLC from the beginning of 1999 through the formation of Century Capital Partners, Mr. Anthony consulted with various businesses, much the same way Century Capital Partners does now only on a less formal basis.

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

         In connection with the execution of a Stock Purchase Agreement, Michael Anthony, the sole director of Ubrandit.com, has elected Ming Liu to serve on the Board of Directors and has submitted his own resignation from the Board. The election and the resignation became effective on October __, 2006. The new Board of Directors - i.e. Ming Liu - will elect new executive officers for Ubrandit.com.

Information regarding Ming Lui is as follows:

         MING LIU. Early in 2006 Mr. Liu organized Sino-American Capital Group, LLC, which is engaged in developing business and financial relationships between the U.S. and the People's Republic of China. From 2004 to 2005 Mr. Liu was a member of the Board and Corporate Secretary to Advanced Battery Technologies, Inc., a Delaware holding company whose Chinese subsidiary, ZQ Power-Tech, is engaged in the development and manufacture of lithium-ion batteries. From 2003 to 2004 Mr. Liu was Secretary to the Board of ZQ Power-Tech. From 1999 until 2003 Mr. Liu was Vice President of Harbin Ridaxing Science and Technology Co., Ltd., a technology provider located in the City of Harbin, China. Mr. Liu is 31 years old.

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


ITEM 10. EXECUTIVE COMPENSATION

(a) Compensation.

         The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended September 30, 2006, 2005 and 2004 (collectively, the "Named Executive Officers").

                                                SUMMARY COMPENSATION TABLE

                                         Annual Compensation        Long Term Compensation Awards
                                         -------------------        -----------------------------

                                                                                     Securities
                                                                     Restricted      Underlying        All other
Name and Principal                        Salary        Bonus           Stock         Options/        compensation
    Position                     Year       ($)           ($)          Award(s)       Warrants            ($)
--------------------------------------------------------------------------------------------------------------------
Michael Anthony(1)               2006        0             0             0                0                0
  Pres. And Chairman             2005        0             0             0                0                0

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

(h) The company has made no Long Term Compensation payouts (LTIP or other)

Directors Compensation

The Company's directors did not receive any compensation for services rendered as a director during fiscal 2006 or any time since then

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of October 27, 2006, the number of outstanding common shares of Company beneficially owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each nominee for director, (iv) each executive officer listed in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

---------------------------------------------- ----------------- ---------------
Owner                                          Common Shares     Percentage(1)
---------------------------------------------- ----------------- ---------------

Michael Anthony(2)                             50,000,000        72.30(3)
---------------------------------------------- ----------------- ---------------

Officers and directors as a group (1 persons)
---------------------------------------------- ----------------- ---------------

(1) Based on 69,092,790 shares of common stock outstanding as of October 27, 2006.

(2) Held by Century Capital Partners, LLC, a limited liability company of which Mr. Anthony is the managing member and has sole voting power

(3) On October 13, 2006 Michael Anthony and his personal holding company, Century Capital Partners, LLC ("CCP"), entered into a Stock Purchase Agreement with Ming Liu. The Stock Purchase Agreement provides that on the tenth day after an information statement prepared in accordance with Rule 14F-1 is mailed to the record shareholders of Ubrandit.com, CCP will sell 50,000,000 shares of Ubrandit.com common stock to Ming Liu. The information statement was mailed to the shareholders on October 16, 2006.

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

ITEM 13. EXHIBITS

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of September 30, 2006 are filed as part of this report.

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

3.3      Amended and Restated By-Laws

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

AUDIT FEES

The Company was billed $2,500 for the fiscal year ended September 30, 2006 and $2,000 for the fiscal year ended September 30, 2005, for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

There were $0 in audit related fees for the fiscal years ended September 30, 2006 and 2005. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

There were no tax fees for the fiscal years ended September 30, 2006 and 2005. Tax fess include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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


Date:  October 31, 2006                     UBRANDIT.COM.


                                            By:/s/ Michael Anthony
                                               -----------------------------
                                            Name:  Michael Anthony
                                            Title: Chief Executive Officer