Form 10KSB
period 2006-12-31
UBRANDIT COM
filed 2007-04-17
CIK 1082384

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

     (Mark one)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

                Or

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File No. 0-26799

UBRANDIT.COM
(Name of Small Business Issuer in its Charter)
Nevada	88-0381646
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41-40 Union Street, Suite 6J, Flushing, NY	11355
(Address of principal executive offices)	(Zip Code)
(718) 359-2682
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  □

Check whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the  best of  registrant's  knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

State the issuer’s revenues for its most recent fiscal year: $ 4,120,716

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of April 12, 2007 was $ 1,723,933.

As of April 12, 2007 the number of shares outstanding of the Registrant’s common stock was 46,592,790 shares, $.001 par value.

Transitional Small Business Disclosure Format: Yes____ No   X

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Ubrandit.com.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART 1

Item 1.  Business

Ubrandit.com is a holding company with one subsidiary:   Advanced Green Materials, Inc., a Nevada corporation organized in June 2006.  Advanced Green Materials never initiated any business activity.  In August 2006 Advanced Green Materials acquired all of the registered capital stock of ChangFangYuan Hi-Tech Environment-Friendly Industrial Co., Ltd. (“ChangFangYuan”), a corporation organized under the laws of The People’s Republic of China.

ChangFangYuan develops, manufactures and markets biodegradable materials.  The fundamental material used in all of ChangFangYuan’s products is a starch-based compound that is non-toxic, microwaveable, fire retardant, odor-free, and durable under temperatures ranging from -20°C up to 150°C.  In addition, ChangFangYuan’s materials are completely “green,” meeting the international environmental standard 4R+1D (4R:  reduced consumption, green material, recyclable and reusable; 1D:  may degrade).  ChangFangYuan currently offers over 100 products made from its core materials, including tableware and a wide variety of packaging materials.

ChangFangYuan’s business commenced in 2004 when its Chief Technology Officer, Guiliang Ji, contributed a patent and his know-how in the production of biodegradable materials, and Dejun Jia contributed a manufacturing facility to ChangFangYuan all in exchange for shares in the enterprise being developed by Zhonghao Su, the Chairman of ChangFangYuan.  For the next two years, ChangFangYuan was primarily engaged in research and development of its current product line.  Marketing and sales of the products commenced in the summer of 2006.  During 2006 the company changed its name from Harbin ChangFangYuan Hi-Tech Industrial Co. Ltd. to ChangFangYuan Hi-Tech Environment-Friendly Industrial Co. Ltd.

Our Technology

A “biodegradable” material is a compound that will decompose into simple molecular material under natural conditions through the agency of microorganisms (e.g. bacteria, fungus, algae, etc.).  Biodegradable materials are divided into two categories:  complete biodegradation materials and partial biodegradation materials, depending on the degree of decomposition that they are capable of.  In a complete biodegration material, the biochemical reactions caused by the microorganisms cause the physical properties of the plastic structure to collapse.

ChangFangYuan’s products are made from a complete biodegradation material.  In our factories we combine materials made from macromolecule starch, biological additives (polymerized starch, cellulose, polyols, etc.), plastic additives (often recycled), and synthetic caprolactone, a cyclic ester that is susceptible to degradation through the agency of nucleophiles such as water and alcohol.  The result is a material that has excellent mechanical strength and plasticity.  But it is also a material that, when exposed to microorganisms (such as those prevalent in a municipal garbage lot) will undergo enzyme or acid-based catalysis and decompose almost entirely to a residue of carbon dioxide and water.  The decomposition process, which produces no contamination to either the atmosphere or the soil, takes approximately 45 days from when the material is first exposed to a significant concentration of microorganisms.  By contrast, the decomposition of the leading biodegradable materials offered by our competitors require from 80 to 180 days.

Our starch-based technology is protected by national patent ZL 02132545.6 and international patent number C08L3/02.  In addition we have obtained a number of ancillary patents on our manufacturing process.

The national government of China has made the improvement of China’s environment a primary focus of national interest.  A series of laws promulgated by the government of China since 1996 have been designed to increase the use of biodegradable materials.  These include laws requiring the use of recyclable materials for certain packaging and banning the use of EPS and plastic table ware in common carriers.  Our own starch-based technology is included in the “States 863 Star Tech-Sciences Development Plan” of the Chinese government.

Because of this focus of national and international attention, we have been able to form cooperative relationships with domestic and foreign research institutes, including the Japan Energy Corporation, Tsinghua University, Harbin Industrial University, Harbin Engineering University, Harbin Technology University, and the Northeast Agricultural University.  We will rely on this network of expertise to enable us to remain at the forefront of technology in the biodegradable materials industry.

Manufacturing

ChangFangYuan manufactures all of its products at a facility in Harbin, the capital of Heilongjiang Province.  Its manufacturing facility has received certification under ISO9001 Environment Qualification Standards and also under ISO14001 Qualification Management Standards.   Our facility has also been certified by the Korea Test & Research Institute of Chemistry (Asian Center) and by the Development Center for Biotechnology.

ChangFangYuan’s manufacturing facility has an annual production capacity of 15,000 tons.  We intend to expand our production capacity by licensing our technology to other manufacturers.

As our capital permits, we also intend to expand our own manufacturing capacity.

All of our products begin with the core compound.  We formulate this compound in high speed blending machines, then extrude it into granular form or sheets.  After the material cools, it is tested and disinfected.  Then our finishing machines structure the grain or sheets into the desired final product.

We currently offer the grain and sheet material for sale to other manufacturing facilities.  In addition we are currently offering over 100 different end products, which fall into four categories:

•

Disposable tableware and food carriers.  We are able to outfit an entire dining table with our biodegradable materials, including cup, plate, bowl, knife, fork and spoon.  We also can produce the package that carries the food to the table, including food packaging for use in the grocery and food storage containers for use at home.

•

Agricultural Film.  We manufacture several varieties of film for agricultural and gardening uses, such as mulch and awnings.  We can also product flower pots and similar containers from our material.  Currently the most commonly used form of agricultural film is plastic membrane, which must be removed and stored in landfills for years after its use is exhausted.  Our starch-based material will decompose into the soil during the course of a planting season, thus eliminating the labor cost of removing the mulch and the user fees for landfill.  Our film, when it decomposes, also provides nutrients for the soil.

•

Garbage Bags and Packaging.  Our material works excellently to replace traditional garbage bags as well as serving as a substitute for the boxes and other packaging that are the waste product of modern consumer culture.

•

Packing Materials.  We form our materials into packing materials to replace the polystyrene packing peanuts that clog up our landfills.

Marketing

ChangFangYuan intends to develop a worldwide market for its products, based on their high quality and the relatively low cost of manufacturing in China.  Toward this end, we intend to sign distribution agreements with agents in Japan, South Korea, Germany, Australia and North America.  Our initial target market, however, is southeast Asia.  Our products are currently sold in China as well as being exported to Korea and Japan.

Our marketing operations are carried out both directly and through our subsidiary, Harbin Long Jun Trade Co, Ltd.  We developed Harbin Long Jun as a joint venture with individuals who had established trade relationships.  For that reason, our equity interest in Harbin Long Jun is shared with our partners.  We currently own 95.23% of Harbin Long Jun.  However our partners will acquire a total of 20% of the equity when they contribute an additional 800,000 RMB (approximately $100,000) to the venture.

Our first major clients are indicative of the breadth of our potential market.  The largest portion of our sales during the year ended December 31, 2006 were to Weihai Qiancheng Import & Export Co., Ltd., which is developing a market for us in Korea.  At the same time, however, we have entered into contracts with both the Harbin Railway Bureau and the Zheng Zhou Railway Bureau.  The railways intend to use our tableware in the dining facilities on their long-distance train service.

Employees

ChangFangYuan has 102 employees, all of whom work on a full-time basis. Our plan is to increase our staff to approximately 150 during the next twelve months, if we are able to secure the necessary working capital.

Item 2.  Properties

Part of the initial capitalization of our business was the contribution of a factory with 21,132 square meters of floor space.  We continue to own the factory, but do not use it for our current business because it is distant from the sources of our raw materials.  The factory is currently leased to the shareholder that initially contributed it, while we consider how it may fit into our long-term business plan.

We lease a factory with office space and employee living space and factory space in the Development Area of the City of Harbin, near to the raw material collection area. This helps to minimize our shipping costs and processing fees. The rental for our leased property will be $69,044 in 2007, and will increase in future years.  The leases expire at the end of 2009.  We also lease sales and administrative offices in the center of Harbin.  Our current properties are sufficient for our current operations.  However we plan to expand our factory space later in 2007.  In addition, if funds become available, we expect to purchase a factory in the Harbin Development Area in 2009.

Item 3.

Legal Proceedings

None.

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “UBDT.OB.”  Set forth below are the high and low bid prices for each of the eight quarters in the past two fiscal years.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Bid
Quarter Ending	High	Low
March 31, 2005	$ .030	$ .001
June 30, 2005	$ .009	$ .003
September 30, 2005	$ .004	$ .002
December 31, 2005	$ .019	$ .003

March 31, 2006	$ .040	$ .008
June 30, 2006	$ .015	$ .008
September 30, 2006	$ .015	$ .012
December 31, 2006	$ .060	$ .010

(b) Shareholders

Our shareholders list contains the names of 145 registered stockholders of record of the Company’s Common Stock.

(c)  Dividends

The Company has not paid or declared any cash dividends on its Common Stock within the past three years and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

(d)  Sale of Unregistered Securities

The Company did not sell any unregistered securities during the 4th quarter of 2006.

 (e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2006

Item 6

Management’s Discussion and Analysis

Results of Operations

ChangFangYuan was organized as a corporation in 1999.  Its current business, however, was initiated in 2004 when our Chairman, Zhonghao Su, brought together a manufacturing facility and a patent for starch-based biodegradable materials to form the basis for our business plan.

Until 2006 we were engaged entirely in organizing our business, outfitting our manufacturing facility and forming the marketing relationships that would propel ChangFangYuan into the world market for biodegradable materials.  During 2004 and 2005, therefore, we recorded no revenue.  The losses that we incurred in those years were attributable to the administrative expenses of initiating our business plan.  In addition, we incurred a $1,894,892 loss in 2005 when we sold a portion of the assets that we had acquired in 2004 but determined were not necessary for our business.

We realized our first revenue in the last nine months of 2006, during which we completed $4,120,716 in sales.  The revenue arose primarily from sales of tableware to our primary independent distributor, Weihai Qiangcheng Import & Export Co. Ltd. (“Weihai Qiangcheng”).   Since that time, we have obtained orders from a number of other customers, and expect to report revenues from many sources during 2007.

The gross margin that we realized on sales in 2006 was 45%.  This is characteristic of the margin we will realize on sales of tableware.  Our overall gross margin, when we achieve sales across our entire product offering, will depend on the product mix, as our cost of goods is determined in part by the labor required to manufacture the products, which varies among the product lines.  In addition, if we are successful in funding the development of our new manufacturing facility, the improvements in manufacturing practices that we plan to implement will reduce our costs and increase gross margin across our product lines.

During 2006 we sold to Weihai Qiangcheng a quantity of grain and sheet material for use as raw materials in other factories.  The net income that we realized from these sales was $955,623.  We recorded that income as “other operation income,” separate from our revenues, since we do not expect to sell raw materials as an ongoing business.  We do expect, however, that from time to time we will receive request for raw materials, which we will accept if the terms are advantageous to our ongoing business.

Entering 2006 we have accumulated a deficit of $3,361,734 from our development operations.  The Chinese government permits us to offset that deficit against current earnings before incurring income tax.  For that reason we incurred no income tax liability from our net income of $1,520,428 in 2006.  We will continue to operate free of income taxes for the next two years, as a new enterprise in China.  That tax abatement will commence after we utilize the full loss carryforward.  At the end of the two year abatement, we will be entitled to three years of 50% tax relief.  Subsequently, however, we will be subject to the 33% corporate income tax in China.

Our statement of operations records an adjustment for “minority interest.”  For 2006 the minority interest adjustment increased our net income by $7,535.  This represents the reversal of the portion of the loss incurred by our subsidiary Harbin Long Jun Trade Co., Ltd. which is attributable to the 5% of that entity owned by our joint venture partners.  If that venture realizes income in the future, a proportionate reduction in our consolidated income will be recorded for the same reason.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  For 2006 we recorded $541,944 in unrealized gains on foreign currency translation.

Liquidity and Capital Resources

Our operations were initially capitalized by the combination of cash contributed to ChangFangYuan with a manufacturing facility and intellectual property contributed by our shareholders.  Since that time we have funded operations primarily by means of loans from our shareholders and management.  As a result, at December 31, 2006 we owed $1,021,417 to certain members of our management and shareholders.  These loans, which do not bear interest, are due on demand, and so are recorded as current liabilities.  We do not expect to repay the loans, however, until cash from our operations is sufficient to repay the loans without interfering with the growth of our business.

At December 31, 2006 we had working capital of $1,989,060.  The largest component of our working capital was accounts receivable totaling $4,395,248, most of which was owed to us by Weihai Qiangcheng for goods purchased during the year.  In order to spur the development of our market, we have granted Weihai Qiangcheng extended payment terms on a portion of its purchases from us.  We expect to collect at least half of the outstanding balance in the 2nd quarter of 2007.

The other large, non-cash portion of working capital consisted of $563,253 in “other receivables.”  This asset arose from a number of sources, primarily the sale or lease of portions of our assets that we are not currently using.  Because these transactions were, in part, accommodations by Zhonghao Su, Dejun Jia and others to assist our working capital development, we have afforded the debtors extended payment terms.  We collected the full amount of these receivables in April 2007.

Because we have offered extended terms to our debtors, we preserved our working capital by delaying payments due to a number of our creditors.  During 2006 we offset the $4,417,335 in accounts receivable that we had accumulated by increasing our payables and accrued expenses by $2,236,162.  As our business develops, we expect to obtain payment for our products on more common commercial terms, and do not expect that it will be necessary for us to delay payments to our creditors.

The net result of our balancing of payment delays was negative cash flow from operations of $184,822.  We funded this deficit as well as the $198,758 that we contributed to capital improvements by increased loans from our shareholder.

Our current resources are sufficient to fund ongoing operations for the foreseeable future.  For competitive reasons, however, it is crucial that we establish a substantial market presence as rapidly as is economically reasonable.  In addition, we are planning to develop an additional manufacturing facility, to increase our annual production capability from 15,000 tons to 50,000 tons.  The projected cost of the new facility will be $10 million.  To achieve those two goals, we are seeking sources of capital, either through the sale of equity or the issuance of debt instruments.  To date we have no firm commitments from any financing source.

Our current resources are sufficient to fund ongoing operations for the foreseeable future.  For competitive reasons, however, it is crucial that we establish a substantial market presence as rapidly as is economically reasonable.  In addition, we are planning to develop an additional manufacturing facility, to further increase our annual production capability on the basis of our original amount of 15,000 tons. To achieve the goal, we are actively seeking various sources of capital.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2006, there was one estimate made which were (a) subject to a high degree of uncertainty and (b) material to our results.  This was the decision, detailed in Note 3(g) to the financial statements, that we would record an allowance of $22,087 for doubtful accounts.  The basis for this determination was our expectation that Weihai, which is the customer responsible for most of our accounts receivable, will satisfy its obligation within a reasonable period of time.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2006.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.  There was one recent accounting pronouncement that may have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Standard may adversely affect the Company’s results of operations if the Company issues a material amount of capital stock for services.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Risk Factors That May Affect Future Results

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

There is no assurance that the market for biodegradable materials will grow in Southeast Asia.

The use of biodegradable tableware and packaging materials instead of less expensive plastics is a luxury.  In order for the market for biodegradable materials to develop, it will be necessary for a portion of the population in our target markets to become willing to pay the extra cost of biodegradable materials in order to obtain the related social benefits.  At present our largest market is China.  Although the economy of China is growing, the average income of the Chinese population remains far below that of the European and American countries where biodegradable materials have developed a clientele.  The conversion of the Chinese population from standard plastics to biodegradable materials will require the concerted efforts of the biodegradable materials industry, provincial and national government, and popular opinion.  If a sufficient portion of the Chinese population is not willing to pay the extra cost of biodegradable materials, the growth of our business will be hindered.

A recession in China could significantly hinder our growth.

The success of our efforts to introduce biodegradable materials into the stream of commerce in China will depend on continuation of recent improvements in the Chinese economy and the amount of disposable income available to the Chinese population.  If money becomes tight, individuals will be less willing to pay extra for the social benefits of biodegradable materials.  Many financial commentators expect a recession to occur in China in the near future.  The occurrence of a recession could significantly hinder our efforts to implement our business plan.

We will be unable to compete effectively unless we maintain a technological advantage over our competitors.

Our starch-based technology is just one among many technologies competing to become the standard for biodegradable consumer products.  Because of the current international focus on environmental protection, many well-financed companies are devoting vast resources to the development of advanced systems for producing “green” materials.  Ultimately our success as a business will depend on our ability to remain on the cutting edge of this technological competition.  If new developments in the production of biodegradable materials eclipse the advantages of our materials, we will be unable to compete effectively.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future success depends on our ability to attract and retain highly skilled marketing personnel, chemists, manufacturing technicians and engineers.  Qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  Therefore we may not be able to successfully attract or retain the personnel we need to succeed.

We may be unable to protect our proprietary and technology rights.

The Company's success will depend in part on its ability to protect its proprietary rights and technologies.  ChangFangYuan relies on a combination of patents, trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect its proprietary rights.

However, these measures afford only limited protection.  ChangFangYuan’s failure to adequately protect its proprietary rights may adversely affect our competitive prospects.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of ChangFangYuan’s products or to obtain and use trade secrets or other information that it regards as proprietary.

ChangFangYuan’s means of protecting its proprietary rights in the People’s Republic of China may not be adequate.  The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States.  The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation.  The inability to enforce or obtain a remedy for theft of our proprietary information may have a material adverse impact on our business operations.

Government regulation may hinder our ability to function efficiently.

The national, provincial and local governments in the People’s Republic of China are highly bureaucratized.  The day-to-day operations of our business require frequent interaction with representatives of the Chinese government institutions.  The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting.  Significant delays can result from the need to obtain governmental approval of our activities.  These delays can have an adverse effect on the profitability of our operations.  In addition, compliance with regulatory requirements applicable to manufacturing operations and production may increase the cost of our operations, which would adversely affect our profitability.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

Currency fluctuations may adversely affect our operating results.

ChangFangYuan generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China.  However, as a subsidiary of Ubrandit.com, it will report its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi.  In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi.  Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

Item 7.   Financial Statements

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.  Other Information

None.

PART III

Item 9.

   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Zhonghao Su	40	Chief Executive Officer, Director	2007
Wen Leng	41	Chief Financial Officer, Director	2007
Yang Meng	28	Director	2007
Jing Zhu	35	Director	2007
Yuhong Wang	32	Director	2007
Guoliang Ji	52	Chief Technology Officer	--

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Zhonghao Su.  Mr. Su began to organize the current business of ChangFangYuan in 2003, and has served as its Chief Executive Officer since that time.  From 1998 to 2003, Mr. Su was associated with the U.S. Ocean Group, initially as Executive Director of U.S. Ocean Group China Resource Co. Ltd. and then as Chief Delegate responsible for managing the Harbin office of U.S. Ocean Group.  Prior to Joining U.S. Ocean Group, Mr. Su had been employed for eight years by the China Packaging Import & Export Trading Company, serving four years as Vice Manager followed by four years as General Manager of its Qingdao subsidiary.   In 1994 Mr. Su earned a Masters Degree in Business Administration from the Beijing University.

Wen Leng.  Wen Leng has been employed as Chief Financial Officer of ChangFangYuan since 2006.  From 2001 to 2005 Mr. Leng was employed as a Manager in the Financial Department of Beiya Industrial Group Stock Co.  From 1994 to 2001 Wen Leng was Vice Manager in the Financial Department of Orient Group Stock Co., Ltd.  In 1997 Mr. Leng earned a Bachelors Degree with a concentration in Accounting from the Harbin University of Commerce.

Yang Meng.

 Yang Meng has been employed by ChangFangYuan since 2006 as Secretary to the Board of Directors.  From 2005 to 2006 Ms. Meng was employed as Counselor by the Harbin Huawei Group, advising on legal matters and investment management.  From 2001 to 2005 Yang Meng was an officer of the Harbin Xinzhongxin Electronic Co., Ltd., with responsibilities for legal affairs and internal management.  In 2001 Ms. Meng earned a Bachelors Degree with a concentration in International Economic Law from the Heilongjiang University.

Jing Zhu.  Since 2004 Jing Zhu has been employed as Finance Manager by ChangFangYuan.  From 2000 to 2004 Ms. Zhu was employed as Finance Manager by the Xintai Mechanical Engineering Co. Ltd.  From 1991 to 2000 Jing Zhu was employed as an Accountant by the Harbin Gongxiang Group.  In 1993 Ms. Zhu earned a Bachelors Degree with a concentration in Accounting from the Heilongjiang Provincial Party College.

Yuhong Wang.  Yuhong Wang has been employed since 2006 by ChangFangYuan with responsibilities for human resources.  From 2001 to 2006 Yuhong Wang was employed by P&G China as Human Resources Manager.  In 2007 Yuhong Wang was awarded a Masters Degree in Project Management by the Harbin Engineering University.

Guoliang Ji.  Guoliang Ji contributed the assets of his manufacturing company to ChangFangYuan in 2004, which formed the foundation for the development of its current business.  Since 2004 Guiliang Ji has served as Chief Technology Officer for ChangFangYuan.  Since 2001 Guoliang Ji has also served as Chairman and Senior Engineer for Harbin Luhuan Biodegradable Products Development Co. Ltd., which is also involved in the development and production of biodegradable consumer materials.  In 1982 Guoliang Ji earned a Bachelors Degree with a concentration in Agricultural Machine Manufacturing from the Harbin Institute of Technology University.

Audit Committee; Compensation Committee

The Board of Directors has not yet appointed an Audit Committee or a Compensation Committee, due to the relatively small size of the Board.  The Board does not have any member who qualifies as an audit committee financial expert, due to the fact that the current management only took control of this U.S. public company in December 2006.

 Code of Ethics

ChangFangYuan has adopted a Senior Management Code of Ethics to govern the conduct of its executive officers.  Since the completion of the reverse merger, the conduct of the directors and officers of Ubrandit.com is governed by the same Code of Ethics.  A copy of the Senior Management Code of Ethics has been filed as an exhibit to the Current Report on Form 8-K dated February 9, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2006.

Item 10.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Ubrandit.com and its subsidiaries to Zhonghao Su, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2006, 2005 and 2004.  There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2006 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Zhonghao Su	2006	$30,000	--	--	--	--
	2005	$0	--	--	--	--
	2004	$0	--	--	--	--

Employment Agreements

ChangFangYuan has entered into an employment agreement with each of its executive employees other than Guoliang Ji.  Each agreement has a term of one year.  Except for the salary, the terms of the agreements are substantially identical, and reflect employment standards common in China as a result of law or custom.

ChangFangYuan has committed to pay its management salaries for services during 2007 as follows:

Executive	2007 Salary
Zhonghao Su	$ 75,000
Wen Leng	$ 12,500
Yang Meng	$ 6,250
Jing Zhu	$ 6,250
Yuhong Wang	$ 6,250

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2006 and those options held by him on December 31, 2006.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($ share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Zhonghao Su	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2006 and held by them unvested at December 31, 2006.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have NotVested	Market Value of Shares That Have Not Vested
Zhonghao Su	0	--

Remuneration of Directors

None of the members of the Board of Directors received remuneration for service on the Board during 2006.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are 46,592,790 shares of Ubrandit.com common stock issued and outstanding.  In addition, there 272,250 shares of Series A Convertible Preferred Stock issued and outstanding, which can be converted into 2,722,500,000 common shares, yielding a total outstanding on a fully-diluted basis of 2,769,092,790 shares.  The holders of the convertible preferred stock have the voting power of the common shares into which their preferred shares could be converted.  The holders of the convertible preferred stock intend to convert their shares into common shares as soon as sufficient common shares are authorized.

The following table sets forth information known to us with respect to the beneficial ownership of our common stock (assuming conversion of the Series A Convertible Preferred Stock) as of the date of this Report by the following:

•

each shareholder known by us to own beneficially more than 5% of our common stock (on a fully-diluted basis);

•

Zhonghao Su, our Chief Executive Officer

•

each of the five individuals who will become our directors when the new Board is seated; and

•

all of the new directors and executive officers as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class
Zhonghao Su	355,830,750	12.9%
Wen Leng	--	--
Yang Meng	--	--
Jing Zhu	--	--
Yuhong Wang	--	--

All directors and officers as a group (6 persons)	605,756,250	21.9%

Guoliang Ji Zhengxin Street Nangang District Harbin, P.R. China	249,925,500	9.0%

Benyi Xing 9 Zu, Qinggangluwei Qingnian Road Luyuan District Changchun, China	249,925,500	9.0%

Dejun Jia 15 Wei, Fendou Street Yanshou, Heilongjiang, China	228,145,500	8.2%

________________________________

(1)    Except as otherwise noted, the address of each shareholder is c/o ChangFangYuan Environment-Friendly Industrial Co. Ltd., 172 Zhongshan Road, 27th Floor, Harbin, Heilongjiang, P.R. China.

(2)    Except as otherwise noted, all shares are owned of record and beneficially.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0		0
Equity compensation plans not approved by security holders......	0		0
Total..............	0		0

Item 12.  Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

None of the six individuals who serve as directors or officers of Ubrandit.com has engaged in any transaction with Ubrandit.com, Advanced Green Materials or ChangFangYuan during the past two fiscal years that had a transaction value in excess of $60,000.

Director Independence

None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ National Market System.

Item 13.  Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets - December 31, 2006.

Consolidated Statements of Operations – Years ended December 31, 2006 and 2005.

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2006 and 2005.

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005.

Notes to Consolidated Financial Statements

(b) Exhibit List

3-a

Certificate of Incorporation – filed as an exhibit to the Registration Statement on Form 10 (SEC File #0-26799) filed on July 22, 1999, and incorporated herein by reference.

3-b

Amended and Restated By-laws – filed herewith.

3-c

Certificate of Designation of Series A Convertible Preferred Stock – filed as an exhibit to the Current Report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.

10-a

Form of Employment Agreement between ChangFangYuan and its executive employees – filed as an exhibit to the Current Report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.

14

Senior Management Code of Ethics – filed as an exhibit to the Current Report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.

Subsidiaries – Advanced Green Materials, Inc.

    ChangFangYuan Hi-Tech Environment-Friendly Industrial Co., Ltd.

Rule 13a-14(a) Certifications

Rule 13a-14(b) Certifications

Item 14.  Principal Accountant Fees and Services

Advanced Green Materials, Inc. retained MS Group CPA LLC to serve as its independent accountant in August 2006.  On February 9, 2007, upon the completion of the reverse merger of Advanced Green Materials into Ubrandit.com, MS Group became the principal accountant for Ubrandit.com.  Prior to that date, MS Group had not performed any services for Ubrandit.com.

Audit Fees

MS Group billed $60,000 in connection with the audit of the Company’s financial statements for the year ended December 31, 2006.    MS Group billed $77,000 in connection with the audit of the Company’s financial statements for the year ended December 31, 2005 and review of the interim financial statements included in the Current Report on Form 8-K dated February 9, 2007.

All Other Fees

MS Group has not billed the Company for any other services.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by MS Group.

Ubrandit.com and Subsidiary

Index to the Financial Statements

Page

F-2

Report of Independent Registered Public Accounting Firm

F-3

Consolidated Balance Sheets as of December 31, 2006 and 2005

F-4

Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005

F-5

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31,

2006 and 2005

F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005

F-7 to F-17

Notes to Consolidated Financial Statements

F-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ubrandit.com

We have audited the accompanying consolidated balance sheets of Ubrandit.com as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ubrandit.com as of December 31, 2006 and 2005, and the results of its consolidated operations, changes in stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

MS Group CPA LLC

Edison New Jersey

March 24, 2007

F-2

UBRANDIT.COM AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
Assets
Current Assets:
Cash and equivalents	$274,589	$30,221
Accounts receivable, net of allowance for doubtful accounts of $22,087	4,395,248	-
and $0, respectively
Inventories	59,308	-
Other receivable	563,253	415,129
Prepaid expenses	50,723	7,134
Other current assets	297,205	124
Total Current Assets	5,640,326	452,608

Property and Equipment, Net	9,845,443	9,916,456
Intangible Assets, Net	5,117,025	5,054,754
Total Assets	20,602,794	15,423,818

Liabilities and Stockholders' Equity
Current Liabilities:
Account payable and accrued expenses	2,335,563	22,393
Payroll payable	25,339	8,236
Welfare payable	14,779	8,764
Due to stockholders/officers	1,021,417	512,739
Tax payable	230,864	1,241
Other current liabilities	23,304	6,196
Total Current Liabilities	3,651,266	559,569
Minority Interest	17,372	-
Total Liabilities	3,668,638	559,569

Stockholders' Equity
Series A convertible preferred stock, $0.001 par value, 20,000,000 shares
authorized, 272,250 and 0 shares issued and outstanding, respectively	272	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
46,592,790 shares issued and outstanding	46,593	46,593
Additional paid-in capital	17,867,170	17,867,442
Deficit accumulated	(1,833,771)	(3,361,734)
Accumulated other comprehensive income	853,892	311,948
Total Shareholders’ Equity	16,934,156	14,864,249
Total Liabilities and Stockholders’ Equity	$20,602,794	$15,423,818

See notes to consolidated financial statements.

UBRANDIT.COM AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended December 31,
	2006	2005
Revenues	$4,120,716	$-
Cost of Goods Sold	2,253,225	-
Gross Profit	1,867,491	-

Operating Expenses
Selling expenses	166,983	100,515
General and administrative expenses	830,817	393,867
Total Operation Expenses	997,800	494,382

Income (Loss) From Operations	869,691	(494,382)

Other Income (Expenses)
Other operation income, net	955,623	-
Related parties rental loss	(72,930)	-
Interest income	3,644	-
Loss on disposition of fix, intangible, and other assets	-	(1,894,892)
Other income (expense), net	(367)	(406)
Acquisition costs	(235,233)	-
Total Other Income (Expenses)	650,737	(1,895,298)

Income (loss) Before Income Taxes	1,520,428	(2,389,680)
Provision for Income Taxes	-	-

Income (Loss) Before Minority Interest	1,520,428	(2,389,680)
Minority Interest	(7,535)	-
Net Income (Loss)	$1,527,963	$(2,389,680)

Foreign Currency Translation Adjustment	541,944	314,998
Comprehensive Income (Loss)	$2,069,907	$(2,074,682)

Net Income (Loss) Per Common Share
-Basic	$0.03	$(0.05)
-Diluted	$0.00	$(0.05)

Weight Common Shares Outstanding*
-Basic	46,592,790	46,592,790
-Diluted	2,769,092,790	46,592,790

* As restated to reflect recapitalization and the subsequent reverse stock split

See notes to consolidated financial statements.

UBRANDIT.COM AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
						Retained	Accumulated
					Additional	Earnings /	Other	Total
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	No of Shares	Amount	No of Shares	Amount	Capital	(Deficit)	Income/(Loss)	Equity

Balance as of December 31, 2004	-	$-	16,700,000	$2,020,700	$1,254,381	$(972,054)	$(3,050)	$2,299,977

Capital contribution	-	-	111,574,900	13,500,563	1,138,391	-	-	14,638,954
Net loss	-	-	-	-	-	(2,389,680)	-	(2,389,680)
Foreign currency translation	-	-	-	-	-	-	314,998	314,998

Balance as of December 31, 2005	-	$-	128,274,900	15,521,263	2,392,772	(3,361,734)	311,948	14,864,249

Merger with AGM	272,250	272	(81,682,110)	(15,474,670)	15,474,398	-	-	-
Net income	-	-	-	-	-	1,527,963	-	1,527,963

Foreign currency translation	-	-	-	-	-	-	541,944	541,944

Balance as of December 31, 2006	272,250	$272	46,592,790	$46,593	$17,867,170	$(1,833,771)	$853,892	$16,934,156

See notes to consolidated financial statements.

UBRANDIT.COM AND SUBSIDIARY
CONSOLIDATED CASH FLOW STATEMENTS
	For Years Ended December 31,
	2006	2005
Cash flows From Operation Activities:
Net Income (Loss)	$1,527,963	$(2,389,680)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	711,748	10,878
Bad debt expenses	22,087	-
Loss on disposition of fix, intangible, and other assets	-	1,894,892
Minority interest's share of net income	(7,535)	-
Changes in operating assets and liabilities
Accounts receivable	(4,417,335)	-
Inventories	(59,308)	-
Other receivable	(129,552)	(412,651)
Prepaid expenses	(41,917)	(6,143)
Other current assets	(287,282)	(124)
Accounts payable and accrued expenses	2,236,162	17,058
Payroll payable	16,268	1,423
Welfare payable	5,528	6,596
Tax payable	222,011	295
Other current liabilities	16,340	6,196
Net Cash Used in Operating Activities	(184,822)	(871,260)
Cash Flows From Investing Activities
Purchase of property and equipment	(198,758)	(18,877)
Sold property and equipment	-	426,875
Net Cash (Used in) Provided by Investing Activities	(198,758)	407,998
Cash Flows From Financing Activities
Proceeds from shareholders contribution for common stock	24,917	-
Payment to officers/shareholders loan	(1,148,613)	(17,756)
Proceeds from officers/shareholders loans	1,623,346	547,439
Net Cash Provided by Financing Activities	499,650	529,683

Net Increase in Cash and Cash Equivalents	116,070	66,421
Effect of Exchange Rate Changes on Cash and Equivalent	128,298	(38,379)
Cash and Equivalents at Beginning of Period	30,221	2,179
Cash and Equivalents at End of Period	$274,589	$30,221

See notes to consolidated financial statements.

UBRANDIT.COM AND SUBSIDIARY
CONSOLIDATED CASH FLOW STATEMENTS (CONT’D)

SUPPLEMENT SCHEDULE OF NON-CASH INVESTING AND FINANCING
Issuance of common stock for fix assets	$-	$9,876,873
Issuance of common stock for intangible assets	$-	$5,054,754
SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
There were no cash payment for interest expenses or income taxes during the years ended December 31, 2006 and 2005

See notes to consolidated financial statements.

Ubrandit.com and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005

1. Organization and Principal Activities

On February 9, 2007 Ubrandit.com (“the Company”) acquired all of the outstanding capital stock of Advanced Green Materials, Inc. (“AGM”) by merging AGM into a wholly-owned subsidiary of Ubrandit.com. AGM is a holding company that owns 100% of the registered capital of ChangFangYuan Hi-Tech Environment-Friendly Industry Co., Ltd. ("CHFY "), a corporation organized under the laws of The People’s Republic of China. CHFY is engaged in the business of manufacturing and marketing starch-based, biodegradable tableware and packing materials. All of CHFY’s business is currently in China.

Upon completion of the merger, there were 46,592,790 shares of Ubrandit.com common stock issued and outstanding.  In addition, there were 272,250 shares of Series A Convertible Preferred Stock issued and outstanding, which can be converted into 2,722,500,000 common shares, yielding a total outstanding on a fully-diluted basis of 2,769,092,790 shares.  The holders of the convertible preferred stock have the voting power of the common shares into which their preferred shares could be converted. The recapitalizations are described in further detail in Note 11 to the accompanying consolidated financial statements.

AGM was organized under the laws of Nevada on June 8, 2006. It never initiated any business activity. Most of the Company’s activities are conducted through its 100% owned equity ownership in CHFY established in Heilongjiang Province of People’s Republic of China. On August 18, 2006, AGM acquired all the outstanding 128,274,900 shares capital stock of CHFY.

CHFY was incorporated in Heilongjiang Province of PRC on May 12, 1999. It was formally known as Harbin TianHao Technology Co., Ltd., changed its name to Harbin ChangFangYuan Hi-Tech Industrial Co., Ltd. on September 28, 2004, and then changed its name to Harbin ChangFangYuan Hi-Tech Environment-Friendly Industry Co., Ltd. on September 1, 2006.

CHFY owns 95.23% equity ownership of Harbin Longjun Trade Co., Ltd. (“Longjun”), a corporation organized in Heilongjiang Province of People Republic of China (“PRC”) on June 1, 2006. Longjun engages in wholesale distribution and researches developing of bio-degradable products, and environmental project materials. All businesses of Longjun are currently in China.

CHFY remained inactive and incurred minor administrative expenses prior to December 31, 2003. Starting from February 2004, CHFY began to search and develop its business focus items. As of September 9, 2005, CHFY issued additional common stock for more funding to support its operations. On May19, 2006, CHFY accepted the first sales order and started to manufacture its environmental protection starch-based bio-degradable food packing materials and facilities.

2. Basis of Presentation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States ("US GAAP"). These consolidated financial statements include the financial statements of Advanced Green Materials International Corp. and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying consolidated financial statements are prepared in accordance with US GAAP. This basis of accounting differs from that used in the statutory accounts of some of the Company's subsidiaries, which were

Ubrandit.com and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005

prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises with foreign investment in the PRC ("PRC GAAP"). Necessary adjustments were made to the subsidiary's statutory accounts to conform to US GAAP to be included in these consolidated financial statements.

3. Summary of Significant Accounting Policies

a. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

b. Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currencies of the Company's subsidiaries are local currencies, primarily the Chinese currency Yuan (“P.R.C” Renminbi). The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

c. Revenue Recognition

Revenue includes sales of products and services. Products revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers, net of allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Deferred revenue represents the undelivered portion of invoiced value of goods sold to customers. Service income is recognized when services are provided. Revenue from service contracts, for which the company is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting.  Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as customer deposits. Revenue represented net of value added taxes (“VAT”) for the sales revenue from PRC subsidiaries. There are no sales incurred for the period from May 12, 1999 (date of inception) to December 31, 2005.

d. Segment Reporting

SFAS 131, Disclosure about Segments of an Enterprise and Related Information, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company’s operations and managements are conducted as a single operating segment.

e. Cash and Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Ubrandit.com and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005

f. Concentration of Credit Risk

The Company's financial instruments consist primarily of cash, which is invested in money market accounts, accounts receivable, and accounts payable. The Company considers the book value of these instruments to be indicative of their respective fair value. The Company places its temporary cash investments with high credit quality institutions to limit its exposure. Most of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in their respective areas; however, concentrations of credit risk with respect to trade accounts receivable is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

g. Accounts Receivable

Accounts receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts as of December 31, 2006 and 2005 were $22,087 and $0, respectively.

h. Inventories

The Company values inventories, consisting of finished goods, work in progress, raw materials, and packaging material and others, at the lower of cost or market. Cost is determined on the weighted average cost method. Cost of raw materials is determined on a first-in, first-out basis (“FIFO”). Finished goods are determined on weight average basis and are comprised of direct materials, direct labor, and an appropriate proportion of overhead.

i. Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, inventories, other receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, payroll payable, welfare payable, taxes payable, and other current liabilities approximate fair value based on the short-term maturity of these instruments..

j. Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets estimated useful lives. Leasehold improvements are amortized over the lesser of the lease term or the asset's useful lives. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company's Consolidated Statements of Operations.

k. Impairment of Long-Lived Assets

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to SFAS No. 144. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these

Ubrandit.com and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005

assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company's Consolidated Statements of Operation.

l. Intangible Assets

Intangible assets include land use right. With the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis. The land use right is being amortized over its estimated life of 50 years, and the patent right is being amortized over its estimated life 20 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally develop intangible assets are expensed as incurred.

m. Advertising and Marketing Costs

Advertising and marketing costs, except for costs associated with direct-response advertising and marketing, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising and marketing expense were $20,000 and $57,641 for the fiscal year ended December 31, 2006 and 2005, respectively.

n. Employee Welfare Benefit

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees’ salaries. Starting from the China subsidiary became foreign fully owned company in August 2006, the Company’s China subsidiary expenses all employee welfare benefit as incurred. The total expense for the above plan amounted to $26,703 and $15,074 for the years ended December 31, 2006 and 2005.

o. Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is the foreign currency translation adjustment.

p. Income Taxes

The Company will file federal and state income tax returns. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events

Ubrandit.com and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005

that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

q. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach, then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on the consolidated results of operations, financial position, or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective beginning January 1, 2007.

Ubrandit.com and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005

4. Inventories

Inventories on December 31, 2006 and 2005 consisted of the following:

	December 31,
	2006	2005
Raw materials	$45,711	$-
Working in process	6,703	-
Finished goods	5,451	-
Packaging and other	1,443	-
Total	$59,308	$-

5. Other Receivable

Other receivable consisted of the following:

	December 31,
	2006	2005
Receivable from loan to unrelated parties	$179,869	$8,612
Receivable from fixed assets sold	383,384	406,517
Total	$563,253	$415,129

6. Other Current Assets

As of December 31, 2006 and 2005, other current assets consist of following:

		December 31,
		2006	2005
Rent receivable		$269,090	$-
Employee travel and operation fee advance		5,394	124
Security deposit		4,959	-
Advance to suppliers		10,809	-
Others		6,953	-
	Total	$297,205	$124

Ubrandit.com and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005

7. Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives listed below:

Estimated Life
Building	20 years
Equipment and machinery	5 years
Vehicle	5 years
Office equipment	5 years
Leasehold improvements	lower of term of lease or 5 years

Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expended as incurred, whereas significant renewals and betterments are capitalized. In year 2006, the Company had one vehicle crashed in car accident and the Company obtained $23,482(equivalent to RMB185,600) expenses reimbursement from the insurance company. The Company had capitalized the rest repair expenditures (total repair cost deducted insurance reimbursement) and amortized them on the rest useful life of the vehicle.

As of December 31, 2006 and 2005, property and equipment at cost, less accumulated depreciation, consisted of the following:

	December 31,
	2006	2005

Building	$4,879,592	$4718701
Equipment and machinery	5,335,150	5,158,172
Vehicle	146,071	-
Office equipment	102,750	48,963
Leasehold improvement	87,017	78,113
Subtotal	10,550,580	10,003,949
Less: Accumulated depreciation	705,137	87,493
Total	$9,845,443	$9,916,456

For the years ended December 31, 2006 and 2005, depreciation expenses amounted to $601,671 and $10,878, respectively.

8. Intangible Assets, Net

Intangible assets is recorded at its cash equivalent cost in accordance with the cost principle. Cost is defined as the sum of all expenditures made to acquire the rights and privileges. Intangible assets have a limited life because the rights or privileges that give them value terminate or simply disappear. Therefore, the acquisition cost of an intangible asset must be written off over its estimated economic life.

Ubrandit.com and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005

		December 31,
		2006	2005
Land use right		$4,811,936	4,653,275
Patent		415,166	401,479
	Subtotal	5,227,102	5,054,754
Less: Accumulated amortization		110,077	-
	Total	$5,117,025	$5,054,754

The Company acquired the land use right and patent right at September 9, 2005. All intangible assets were contributed by unrelated parties in exchange of the Company’s common stocks. The Company keeps inactive on land use right and patent right until January 1, 2006 and May 19, 2006. Accordingly, the Company starts to amortize these rights from date it used them.

The intangible assets at cost less amortization consist of the following as of December 31, 2006 and 2005:

For the years ended December 31, 2006 and 2005, amortization expense amounted to $110,077 and $0, respectively.

The amortization expense for the next five years is as follows:

2007	116,997
2008	116,997
2009	116,997
2010	116,997
2011	116,997

9. Due to Shareholders/Officers

Starting from year 2005, the major shareholders advance necessary working capital to the Company to support its operations. These amounts are unsecured, non-interest bearing and due on demand.

10. Income and Other Taxes

a. Corporation Income Taxes (“CIT”)

The Company will file federal and state income tax returns. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

Ubrandit.com and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005

In accordance with the relevant PRC tax laws and regulations, the Company’s PRC subsidiary is subject to CIT at a 33% tax rate. Due to prior years net operating losses carry forward to offset the taxable income in year 2006, and there is no taxable income in year 2005, no tax provision had been recorded for the years ended December 31, 2006 and 2005.

b. Value Added Tax (“VAT”)

The Company is subjected to VAT on merchandises sales in PRC. For the years ended December 31, 2006 and 2005, a small scale tax rate of 6% and 4% was applicable, respectively. Starting from March 1, 2007, general VAT tax rate of 17% was applicable.

c. Taxes Payable

As of December 31, 2006 and 2005, tax payable consists of the following:

		December 31,
		2006	2005
Value-added taxes		$211,688	$-
Individual income tax withholdings		199	1,241
City construction, education, and other taxes		18,977	-
	Total	$230,864	$1,241

11. Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share, of which 46,592,790 shares are outstanding.

Holders of the Common Stock are entitled to one vote for each share in the election of directors and in all other matters to be voted on by the stockholders.  There is no cumulative voting in the election of directors.  Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors with respect to the Common Stock out of funds legally available therefore and, in the event of liquidation, dissolution or winding up of the Company, to share rateably in all assets remaining after payment of liabilities.  The holders of Common Stock have no pre-emptive or conversions rights and are not subject to further calls or assessments.  There are no redemption or sinking fund provisions applicable to the Common Stock.  The Common Stock currently outstanding is validly issued, fully paid and non-assessable.

The Company is also authorized to issue 20,000,000 shares of Preferred Stock, $0.001 par value.  The Articles of Incorporation gives the Board of Directors the authority to divide Preferred Stock into series, and to designate the rights and preferences of each series.

On February 9, 2007, the Company acquired all the outstanding capital stock of AGM by the merger of AGM into a wholly-owned subsidiary of the Company. In connection with the closing of the merger on February 9, 2007, the Company issued to the shareholders of AGM 272,250 shares of Series A Convertible Preferred Stock, which is convertible into 2,722,500,000 shares of the Company’s common stock.  The holder of the Series A stock may cast 2,722,500,000 votes at any meeting of the Company’s shareholders.

Ubrandit.com and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005

12. Lease Commitments

The Company leases certain office spaces, employee living space, and factory space under operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006.

Year Ending December 31,
2007	$69,044
2008	78,870
2009	99,902
Total minimum payments required	$247,816

The total rent expenses for the years ended December 31, 2006 and 2005 were $154,443and $62,453, respectively.

13. Other Operation Income, Net

The Company had revenue from special raw materials sold in year 2006. Since this is abnormal situation, the Company reported this revenue in other operation, net of its cost and VAT taxes. The detail information consisted of the following:

	December 31,
	2006	2005
Revenue from special raw material sold, net of 6% VAT	$1,333,982	$-
Less: Cost of good sold	378,359	-

Total	$955,623	$-

14. Related Parties Rental Loss

The Company leases certain building with land use right, and equipment and machinery to its related party under operating leases agreements that originally expired on December 31, 2006 had been extended to December 31, 2007 and June 30, 2007, respectively. The rental revenue and cost information consisted of the following:

	December 31,
	2006	2005
Rental income	$263,403	$-
Less: Depreciation and amortization	336,333	-
Total Rental Loss	(72,930)	-

Ubrandit.com and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005

15. Basic and Diluted Income per Common Share

The Company accounts for net income per common share in accordance with SFAS 128, Earnings per Share (“EPS”). SFAS 128 requires the disclosure of the potential dilution effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income (loss) per share is determined based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is determined based on the assumption that all dilutive convertible shares were converted or exercised.

16. Foreign Subsidiary Operations

Substantially all of the Company' operations are carried out through its subsidiary located in the PRC. Accordingly, the Companies' business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Companies' business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

17. Concentration of Business

a. Financial Risks

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

b. Major Customers

The following summarizes sales to major customers (each 10% or more of sale):

Sales to Number of Percentage

Major Customers
	Sales to	Number of	Percentage
Year Ended	Major Customers	Customers	of Total

2006	$5,380,904	1	98.65%
2005	$-	-	-

c. Major Suppliers

The following summarized purchases from major suppliers (each 10% or more of purchases):

Ubrandit.com and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005

Major Suppliers

	Purchases from	Number of	Percentage
Year Ended	Major Suppliers	Suppliers	of Total

2006	$1,725,648	2	79.87%
2005	$-	-	-

18. Subsequent Events

On February 9, 2007 the Company’s Board of Directors approved a change in the Company’s fiscal year.  The new fiscal year will end on December 31.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ubrandit.com

By: /s/ Zhonghao Su

      Zhonghao Su, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 16, 2007 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhonghao Su

Zhonghao Su, Director,

Chief Executive Officer

/s/ Wen Leng

Wen Leng, Director,

Chief Financial Officer

/s/ Yang Meng

Yang Meng, Director

/s/ Jing Zhu

Jing Zhu, Director

/s/ Yuhong Wang

Yuhong Wang, Director