Form 10QSB
period 2007-03-31
UBRANDIT COM
filed 2007-05-21
CIK 1082384

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2007

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-26799

UBRANDIT.COM
(Name of Small Business Issuer in its Charter)
Nevada	88-0381646
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41-40 Union Street, Suite 6J, Flushing, NY	11355
(Address of principal executive offices)	(Zip Code)
(718) 359-2682
(Registrant’s telephone number including area code)

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]      No [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]       No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 18, 2007

Common Stock: 46,592,790 shares

Transitional Small Business Disclosure Format (check one):    Yes [  ]       No [X]

UBRANDIT.COM AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	Unaudited	Audited
Assets
Current Assets:
Cash and equivalents	$496,391	$274,589
Accounts receivable, net of allowance for doubtful accounts of $30,657
and $22,087, respectively	6,100,741	4,395,248
Inventories	67,014	59,308
Other receivable	175,050	563,253
Prepaid expenses	29,966	50,723
Other current assets	606,745	297,205
Total Current Assets	7,475,907	5,640,326

Property and Equipment, Net	9,791,859	9,845,443
Intangible Assets, Net	5,141,061	5,117,025
Total Assets	22,408,827	20,602,794

Liabilities and Stockholders' Equity
Current Liabilities:
Account payable and accrued expenses	3,065,488	2,335,563
Payroll payable	19,879	25,339
Welfare payable	14,778	14,779
Due to stockholders/officers	1,344,787	1,021,417
Tax payable	322,133	230,864
Other current liabilities	11,838	23,304
Total Current Liabilities	4,778,903	3,651,266

Minority Interest	115,010	17,372
Total Liabilities	4,893,913	3,668,638

Stockholders' Equity
Series A convertible preferred stock, $0.001 par value, 20,000,000 shares
authorized, 272,250 and 0 shares issued and outstanding, respectively	272	272
Common stock, $0.001 par value, 100,000,000 shares authorized,
46,592,790 shares issued and outstanding	46,593	46,593
Additional paid-in capital	17,867,170	17,867,170
Deficit accumulated	(1,433,279)	(1,833,771)
Accumulated other comprehensive income	1,034,158	853,892
Total Shareholders’ Equity	17,514,914	16,934,156
Total Liabilities and Stockholders’ Equity	$22,408,827	$20,602,794

See notes to consolidated financial statements

UBRANDIT.COM AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For Three Months Ended March 31,
	2007	2006
	Unaudited	Unaudited

Revenues	$1,591,143	$-
Cost of Goods Sold	903,865	-
Gross Profit	687,278	-
Operating Expenses
Selling expenses	79,004	21,547
General and administrative expenses	218,687	188,266
Total Operation Expenses	297,691	209,813

Income (Loss) From Operations	389,587	(209,813)

Other Income (Expenses)
Related parties rental income (loss)	4,886	(24,769)
Interest income	247	-
Other (expense) income, net	(55)	58
Acquisition costs	-	(1,140)
Total Other Income (Expenses)	5,078	(25,851)

Income (loss) Before Income Taxes	394,665	(235,664)
Provision for Income Taxes	-	-

Income (Loss) Before Minority Interest	394,665	(235,664)

Minority Interest	(5,827)	-

Net Income (Loss)	$400,492	$(235,664)

Foreign Currency Translation Adjustment	180,266	98,104
Comprehensive Income (Loss)	$580,758	$(137,560)

Net Income (Loss) Per Common Share
-Basic	$0.01	$(0.01)
-Diluted	$0.00	$(0.01)
Weight Common Shares Outstanding*
-Basic	46,592,790	46,592,790
-Diluted	2,769,092,790	46,592,790

* As restated to reflect recapitalization and the subsequent reverse stock split.

See notes to consolidated financial statements

UBRANDIT.COM AND SUBSIDIARY
CONSOLIDATED CASH FLOW STATEMENTS (UNAUDITED)

	For Three Months Ended March 31,
	2007	2006
	Unaudited	Unaudited
Cash flows From Operation Activities:
Net Income (Loss)	$400,492	$(235,664)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	238,194	84,111
Bad debt expenses	8,252	-
Minority interest's share of net income	(5,827)	-
Changes in operating assets and liabilities
Accounts receivable	(1,650,510)	-
Inventories	(7,011)	-
Other receivable	390,017	8,612
Prepaid expenses	21,068	(3,376)
Other current assets	(303,251)	(55,694)
Accounts payable and accrued expenses	698,151	86,315
Payroll payable	(5,666)	1,295
Welfare payable	(154)	1,811
Tax payable	87,930	(533)
Other current liabilities	(11,589)	(5,968)
Net Cash Used in Operating Activities	(139,904)	(119,091)

Cash Flows From Investing Activities
Purchase of property and equipment	(52,477)	(78,882)
Net Cash Used in Investing Activities	(52,477)	(78,882)

Cash Flows From Financing Activities
Proceeds from minority shareholders contribution	103,466	-
Payment to officers/shareholders loans	(216,329)	(594,706)
Proceeds from officers/shareholders loans	525,735	791,284
Net Cash Provided by Financing Activities	412,872	196,578

Net Increase (Decrease) in Cash and Cash Equivalents	220,491	(1,395)
Effect of Exchange Rate Changes on Cash and Equivalent	1,311	489
Cash and Equivalents at Beginning of Period	274,589	30,221
Cash and Equivalents at End of Period	$496,391	$29,315

See notes to consolidated financial statements

UBRANDIT.COM AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

From June 1, 2006 (date of inception of Longjun) to March 19, 2007, CHFY owns 95.23% equity ownership of Harbin Longjun Trade Co., Ltd. (“Longjun”), a corporation organized in Heilongjiang Province of People Republic of China (“PRC”) on June 1, 2006. On March 20, 2007, the minority shareholders of Longjun invested additional capital of RMB 800,000 into Longjun, Accordingly, CHFY become 80% equity owner of Longjun. Longjun engages in wholesale distribution and researches developing of bio-degradable products, and environmental project materials. All businesses of Longjun are currently in China and haven’t generated any products revenue as of March 31, 2007.

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

2. Basis of Presentation

The unaudited consolidated financial statements of Ubrandit.com and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31,

UBRANDIT.COM AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2006 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

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

c. Revenue Recognition

Revenue includes sales of products and services. Products revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers, net of allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Deferred revenue represents the undelivered portion of invoiced value of goods sold to customers. Service income is recognized when services are provided. Revenue from service contracts, for which the company is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting.  Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as customer deposits. Revenue represented net of value added taxes (“VAT”) for the sales revenue from PRC subsidiaries. There are no sales incurred for the period from May 12, 1999 (date of inception) to April 30, 2006.

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

UBRANDIT.COM AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

g. Accounts Receivable

Accounts receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts as of March 31, 2007 and December 31, 2006 were $30,657 and $22,087, respectively.

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

i. Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, inventories, other receivable, advance to supplies, prepaid expenses, other current assets, accounts payable, accrued expenses, payroll payable, welfare payable, taxes payable, and other current liabilities approximate fair value based on the short-term maturity of these instruments.

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

k. Impairment of Long-Lived Assets

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to SFAS No. 144. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company's Consolidated Statements of Operation.

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

UBRANDIT.COM AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally develop intangible assets are expensed as incurred.

m. Advertising and Marketing Costs

Advertising and marketing costs, except for costs associated with direct-response advertising and marketing, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising and marketing expense were $16,718 and $20,006 for the quarter ended March 31, 2007 and 2006, respectively.

n. Employee Welfare Benefit

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees’ salaries. Starting from the China subsidiary became foreign fully owned company in August 2006, the Company’s China subsidiary expenses all employee welfare benefit as incurred. The total expense for the above plan amounted to $6,422 and $4,542 for the quarter ended March 31, 2007 and 2006.

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

The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

UBRANDIT.COM AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

4. Inventories

Inventories on March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
	Unaudited	Audited
Raw materials	$30,847	$45,711
Working in process	-	6,703
Finished goods	34,719	5,451
Packaging and other	1,448	1,443
Total	$67,014	$59,308

5. Other Receivable

Other receivable consisted of the following:

	March 31, 2007	December 31, 2006
	Unaudited	Audited
Advance to unrelated parties	$14,126	$179,869
Receivable from fixed assets sold	160,924	383,384
Total	$175,050	$563,253

UBRANDIT.COM AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Other Current Assets

As of March 31, 2007 and December 31, 2006, other current assets consist of following:

	March 31, 2007	December 31, 2006
	Unaudited	Audited
Rent receivable	$369,018	$269,090
Employee travel and operation fee advance	208,475	5,394
Security deposit	12,784	4,959
Advance to suppliers	6,044	10,809
Others	10,424	6,953
Total	$606,745	$297,205

7. Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives listed below:

Estimated Life
Building	20 years
Equipment and machinery	5 years
Vehicle	5 years
Office equipment	5 years
Leasehold improvements	lower of term of lease or 5 years

As of March 31, 2007 and December 31, 2006, property and equipment at cost, less accumulated depreciation, consisted of the following:

	March 31, 2007	December 31, 2006
	Unaudited	Audited
Building	$4,930,696	$4,879,592
Equipment and machinery	5,391,026	5,335,150
Vehicle	201,417	146,071
Office equipment	77,468	102,750
Leasehold improvement	113,503	87,017
Subtotal	10,714,110	10,550,580
Less: Accumulated depreciation	922,251	705,137
Total	$9,791,859	$9,845,443

For the quarter ended March 31, 2007and 2006, depreciation expenses amounted to $208,773 and $60,798, respectively.

UBRANDIT.COM AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The intangible assets at cost less amortization consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	Unaudited	Audited
Land use right	$4,862,332	4,811,936
Patent	419,515	415,166
Subtotal	5,281,847	5,227,102
Less: Accumulated amortization	140,786	110,077
Total	$5,141,061	$5,117,025

For the quarter ended March 31, 2007 and 2006 amortization expense amounted to $29,421 and $23,313, respectively.

The amortization expense for the next five years is as follows:

Quarter Ended March 31,	Amount
2008	117,684
2009	117,684
2010	117,684
2011	117,684
2012	117,684

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

UBRANDIT.COM AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In accordance with the relevant PRC tax laws and regulations, the Company’s PRC subsidiary is subject to CIT at a 33% tax rate. Due to no taxable income in the first quarter of 2006 and prior years net operating losses carry forward to offset the taxable income in the first quarter of 2007, there are no income taxes imposed to the Company for the quarter ended March 31, 2007 and 2006.

b. Value Added Tax (“VAT”)

The Company is subjected to VAT on merchandises sales in PRC. From January 1, 2006 to February 28, 2007, a small scale tax rate of 6% was applicable. Starting from March 1, 2007, general VAT tax rate of 17% was applicable.

c. Taxes Payable

As of March 31, 2007 and December 31, 2006, tax payable consists of the following:

	March 31, 2007	December 31, 2006
	Unaudited	Audited
Value-added taxes	$302,897	$211,688
Individual income tax withholdings	50	199
City construction, education, and other taxes	19,186	18,977
	$322,133	$230,864

11. Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share, of which 46,592,790 shares are outstanding as of March 31, 2007 and December 31, 2006, respectively.

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

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2007.

UBRANDIT.COM AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Quarter Ending March 31, 2008
$131,681
Total minimum payments required	$131,681

The total rent expenses for the quarter ended March 31, 2007 and 2006 were $37,792and $17,824, respectively.

13. Related Parties Rental Loss

The Company leases out certain building with land use right, and equipment and machinery to its related party under operating leases agreements that originally expired on December 31, 2006 had been extended to December 31, 2007 and June 30, 2007, respectively. The rental revenue and cost information consisted of the following:

	March 31, 2007	March 31, 2006
	Unaudited	Unaudited
Rental income	$96,668	$55,872
Less: Depreciation and amortization	91,782	80,641
	$4,886	$(24,769)

14. Basic and Diluted Income per Common Share

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

15. Foreign Subsidiary Operations

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

ChangFangYuan was organized as a corporation in 1999.  Its current business, however, was initiated in 2004 when our Chairman, Zhonghao Su, brought together a manufacturing facility and a patent for starch-based biodegradable materials to form the basis for our business plan.

Until mid-2006 we were engaged entirely in organizing our business, outfitting our manufacturing facility and forming the marketing relationships that would propel ChangFangYuan into the world market for biodegradable materials.  During 2004, 2005 and the first three months of 2006, therefore, we recorded no revenue.  The losses that we incurred in those years were attributable to the administrative expenses of initiating our business plan.

We realized our first revenue in the last nine months of 2006, during which we completed $4,120,716 in sales.  However, that revenue arose primarily from sales of tableware to our primary independent distributor, Weihai Qiangcheng Import & Export Co. Ltd. (“Weihai Qiangcheng”). Entering 2007, our goal was to revenue from many sources.  We began to realize that goal in the first three months of 2007, during which we recorded $1,591,143 in revenue from a number of different sources.

The gross margin that we realized on sales in the first three months of 2007 was 43%.  This is characteristic of the margin we will realize on sales of tableware.  Our overall gross margin, when we achieve sales across our entire product offering, will depend on the product mix, as our cost of goods is determined in part by the labor required to manufacture the products, which varies among the product lines.  In addition, if we are successful in funding the development of our new manufacturing facility, the improvements in manufacturing practices that we plan to implement will reduce our costs and increase gross margin across our product lines.

Entering 2007 we had accumulated a deficit of $1,833,771 from our development operations. The Chinese government permits us to offset that deficit against current earnings before incurring income tax.  For that reason we incurred no income tax liability from our net income of $394,665 in the first three months of 2007.  We will continue to operate free of income taxes for the next two years, as a new enterprise in China.  That tax abatement will commence after we utilize the full loss carryforward.  At the end of the two year abatement, we will be entitled to three years of 50% tax relief. Subsequently, however, we will be subject to the 33% corporate income tax in China.

Our statement of operations records an adjustment for “minority interest.”  For the first three months of 2007 the minority interest adjustment increased our net income by $5,827.  This represents the reversal of the portion of the loss incurred by our subsidiary Harbin Long Jun Trade Co., Ltd. which is attributable to the 5% of that entity owned by our joint venture partners.  If that venture realizes income in the future, a proportionate reduction in our consolidated income will be recorded for the same reason.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  For the first three months of 2007 we recorded $180,266 in unrealized gains on foreign currency translation.

Liquidity and Capital Resources

Our operations were initially capitalized by the combination of cash contributed to ChangFangYuan with a manufacturing facility and intellectual property contributed by our shareholders.  Since that time we have funded operations primarily by means of loans from our shareholders and management.  As a result, at March 31, 2007 we owed $1,344,787 to certain members of our management and shareholders.  These loans, which do not bear interest, are due on demand, and so are recorded as current liabilities.  We do not expect to repay the loans, however, until cash from our operations is sufficient to repay the loans without interfering with the growth of our business.

At March 31, 2007 we had working capital of $2,697,004, and improvement of $707,944 since December 31, 2006.  The largest component of our working capital was accounts receivable totaling $6,100,741, most of which was owed to us by Weihai Qiangcheng for goods purchased during 2006.  In order to spur the development of our market, we have granted Weihai Qiangcheng extended payment terms on a portion of its purchases from us.  We expect to collect at least half of the outstanding balance in the 2nd quarter of 2007.

Because we have offered extended terms to our debtors, we preserved our working capital by delaying payments due to a number of our creditors.  During the first three months of 2007 we partially offset the $1,650,510 in accounts receivable that we accumulated by increasing our payables and accrued expenses by $698.151.  As our business develops, we expect to obtain payment for our products on more common commercial terms, and do not expect that it will be necessary for us to delay payments to our creditors.

The net result of our balancing of payment delays was negative cash flow from operations of $139,904.  We funded this deficit as well as the $52,477 that we contributed to capital improvements by increased loans from our shareholder.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Ubrandit.com in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Ubrandit.com is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Ubrandit.com’s system of disclosure controls and procedures was effective as of March 31, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Ubrandit.com’s first fiscal quarter that has materially affected or is reasonably likely to materially affect Ubrandit.com’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

On February 9, 2007 Ubrandit.com acquired all of the outstanding capital stock of Advanced Green Materials, Inc.  In exchange for that equity, Ubrandit.com issued to the shareholders of Advanced Green Materials, Inc. 272,250 shares of Series A Convertible Preferred Stock, which is convertible into 2,722,500,000 shares of Ubrandit.com common stock.  The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about the Company and who were acquiring the shares for their own accounts.  There was no underwriter.

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2007.

Item 6.

Exhibits

      31.1

Rule 13a-14(a) Certification – CEO

      31.2

Rule 13a-14(a) Certification – CFO

      32

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

UBRANDIT.COM

Date: May 18, 2007

By: /s/ Zhonghao Su

      Zhonghao Su, Chief Executive Officer