Form 10QSB
period 2007-06-30
UBRANDIT COM
filed 2007-08-14
CIK 1082384

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-26799

UBRANDIT.COM
(Name of Small Business Issuer in its Charter)

Nevada	88-0381646

(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer I.D. No.)

27F(Changqing Building), 172 Zhongshan Road, Harbin City, China 150040

(Address of Principal Executive Offices)

Issuer’s Telephone Number: 00-86-451-82812855

Indicate  by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: August 14, 2007 Common Stock: 46,592,790 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒
1

UBRANDIT.COM AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006

	Unaudited	Audited
Assets
Current Assets:
Cash and equivalents	$2,450,711	$274,589
Accounts receivable, net of allowance for doubtful accounts of $ 13,582 and $22,087, respectively	2,702,884	4,395,248
Inventories	61,198	59,308
Other receivable	24,876	563,253
Prepaid expenses	17,388	50,723
Other current assets	143,608	297,205

Total Current Assets	5,400,665	5,640,326

Property and Equipment, Net	9,685,019	9,845,443
Intangible Assets, Net	5,186,177	5,117,025
Investment-At Cost	219,845	—

Total Assets	20,491,706	20,602,794

Liabilities and Stockholders’ Equity
Current Liabilities:
Account payable and accrued expenses	229,859	2,335,563
Payroll payable	22,327	25,339
Welfare payable	9,084	14,779
Due to stockholders/officers	1,053,769	1,021,417
Tax payable	720,880	230,864
Other current liabilities	59,406	23,304

Total Current Liabilities	2,095,325	3,651,266

Minority Interest	—	17,372

Total Liabilities	2,095,325	3,668,638

Stockholders’ Equity
Series A convertible preferred stock, $0.001 par value, 20,000,000 shares authorized, 272,250 and 0 shares issued and outstanding, respectively	272	272
Common stock, $0.001 par value, 100,000,000 shares authorized, 46,592,790 shares issued and outstanding	46,593	46,593
Additional paid-in capital	17,867,170	17,867,170
Deficit accumulated	(811,198)	(1,833,771)
Accumulated other comprehensive income	1,293,544	853,892

Total Shareholders’ Equity	18,396,381	16,934,156

Total Liabilities and Stockholders’ Equity	$20,491,706	$20,602,794

See notes to consolidated financial statements.
2

UBRANDIT.COM AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For Three Months Ended June 30,		For Six Months Ended June 30,

	2007	2006	2007	2006

	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$2,322,403	$604,966	$3,913,546	$604,966
Cost of Goods Sold	1,516,766	360,895	2,420,631	360,895

Gross Profit	805,637	244,071	1,492,915	244,071

Operating Expenses
Selling expenses	30,108	18,390	109,112	39,937
General and administrative expenses	157,955	323,478	376,642	511,744

Total Operation Expenses	188,063	341,868	485,754	551,681

Income (Loss) From Operations	617,574	(97,797)	1,007,161	(307,610)

Other Income (Expenses)
Other operation income, net	—	973,986	—	973,986
Related parties rental income (loss)	4,866	(24,903)	9,752	(49,672)
Interest income	61	299	308	299
Other income (expense), net	63	(160)	8	(102)
Acquisition costs	—	1,140	—	—

Total Other Income	4,990	950,362	10,068	924,511

Income (loss) Before Income Taxes	622,564	852,565	1,017,229	616,901

Provision for Income Taxes	—	—	—	—

Income (Loss) Before Minority Interest	622,564	852,565	1,017,229	616,901

Minority Interest	483	(117)	(5,344)	(117)

Net Income	$622,081	$852,682	$1,022,573	$617,018

Foreign Currency Translation Adjustment	259,386	89,267	439,652	187,371

Comprehensive Income	$881,467	$941,949	$1,462,225	$804,389

Net Income Per Common Share
-Basic	$0.01	$0.02	$0.02	$0.01

-Diluted	$0.00	$0.00	$0.00	$0.00

Weight Common Shares Outstanding*
-Basic	46,592,790	46,592,790	46,592,790	46,592,790

-Diluted	2,769,092,790	2,769,092,790	2,769,092,790	2,769,092,790

* As restated to reflect recapitalization and the subsequent reverse stock split.

See notes to consolidated financial statements.
3

UBRANDIT.COM AND SUBSIDIARY
CONSOLIDATED STATEMENNTS OF CASH FLOWS (UNAUDITED)

	For Six Months Ended June 30,

	2007	2006

	Unaudited	Unaudited

Cash flows From Operation Activities:
Net Income	$1,022,573	$617,018
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	474,428	256,169
Bad debt expenses	(8,839)	—
Minority interest’s share of net income	(5,344)	(117)
Changes in operating assets and liabilities
Accounts receivable	1,767,732	(2,003,639)
Inventories	(384)	(14,045)
Employee travel advance		(904)
Other receivable	538,989	42,275
Prepaid expenses	33,763	(44,851)
Other current assets	157,132	(112,054)
Accounts payable and accrued expenses	(2,111,362)	815,739
Payroll payable	(3,562)	6,713
Welfare payable	(5,919)	(1,801)
Tax payable	472,272	2,732
Other current liabilities	34,640	(3,121)

Net Cash Provided by (Used in) Operating Activities	2,366,119	(439,886)

Cash Flows From Investing Activities

Purchase of property and equipment	(41,564)	(172,237)

Net Cash Used in Investing Activities	(41,564)	(172,237)

Cash Flows From Financing Activities
Proceeds from minority shareholders contribution	—	25,018
Payment to officers/shareholders loans	(548,378)	(77,233)
Proceeds from officers/shareholders loans	549,784	1,338,585

Net Cash Provided by Financing Activities	1,406	1,286,370

Net Increase in Cash and Cash Equivalents	2,325,961	674,247
Effect of Exchange Rate Changes on Cash and Equivalent	(149,839)	(42,526)
Cash and Equivalents at Beginning of Period	274,589	30,221

Cash and Equivalents at End of Period	$2,450,711	$661,942

See notes to consolidated financial statements.
4

UBRANDIT.COM AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Principal Activities

On February 9, 2007 Ubrandit.com (“We”) acquired all of the outstanding capital stock of Advanced Green Materials, Inc. (“AGM”) by merging AGM into a wholly-owned subsidiary of Ubrandit.com. AGM is a holding company that owns 100% of the registered capital of ChangFangYuan Hi-Tech Environment-Friendly Industry Co., Ltd. (“CHFY ”), a corporation organized under the laws of The People’s Republic of China. CHFY is engaged in the business of manufacturing and marketing starch-based, biodegradable tableware and packing materials. All of CHFY’s business is currently in China.

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

AGM was organized under the laws of Nevada on June 8, 2006. It never initiated any business activity. Most of the Our activities are conducted through its 100% owned equity ownership in CHFY established in Heilongjiang Province of People’s Republic of China. On August 18, 2006, AGM acquired all the outstanding 128,274,900 shares capital stock of CHFY.

CHFY was incorporated in Heilongjiang Province of PRC on May 12, 1999. It was formally known as Harbin TianHao Technology Co., Ltd., changed its name to Harbin ChangFangYuan Hi-Tech Industrial Co., Ltd. on September 28, 2004, and then changed its name to Harbin ChangFangYuan Hi-Tech Environment-Friendly Industry Co., Ltd. on September 1, 2006.

From June 1, 2006 (date of inception of Longjun) to March 19, 2007, CHFY owns 95.23% equity ownership of Harbin Longjun Trade Co., Ltd. (“Longjun”), a corporation organized in Heilongjiang Province of People Republic of China (“PRC”) on June 1, 2006. On March 20, 2007, the minority shareholders of Longjun invested additional capital of RMB 800,000 into Longjun,On May 22,2007, Longjun changed its name to Harbin Longjun Industry Development Co.,Ltd, and its individual shareholders invested additional capital of RMB15,000,000 into longjun , including cash of RMB9,200,000 and intangible assets of RMB5,800,000. Simultaneity, CHFY transferred its equity ownership of Longjun in the value of RMB 800,000 to Longjun’s original minority shareholders. Accordingly, CHFY became 16% equity owner of Longjun, and lost its control of Longjun. Longjun engages in wholesale distribution and researches developing of bio-degradable products, and environmental project materials. All businesses of Longjun are currently in China and haven’t generated any products revenue as of May 22, 2007.

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

2. Basis of Presentation

The unaudited consolidated financial statements of Ubrandit.com and subsidiaries (“We”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in Our Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

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

b. Foreign Currency Translation

The reporting currency of us is the U.S. dollar. The functional currencies of our subsidiaries are local currencies, primarily the Chinese currency Yuan (“P.R.C” Renminbi). The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

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

d. Segment Reporting

SFAS 131, Disclosure about Segments of an Enterprise and Related Information, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on our financial statements as substantially all of our operations and managements are conducted as a single operating segment.

e. Cash and Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

f. Concentration of Credit Risk

Our financial instruments consist primarily of cash, which is invested in money market accounts, accounts receivable, and accounts payable. We consider the book value of these instruments to be indicative of their respective fair value. We place its temporary cash investments with high credit quality institutions to limit its exposure. Most of Our sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in their respective areas; however, concentrations of credit risk with respect to trade accounts receivable is limited due to generally short payment terms. We also perform ongoing credit evaluations of its customers to help further reduce credit risk.

g. Accounts Receivable

Accounts receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. We provide an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts as of June30, 2007 and December 31, 2006 were $13,582 and $22,087, respectively.

h. Inventories

We value inventories, consisting of finished goods, work in progress, raw materials, and packaging material and others, at the lower of cost or market. Cost is determined on the weighted average cost method. Cost of raw materials is determined on a first-in, first-out basis (“FIFO”). Finished goods are determined on weight average basis and are comprised of direct materials, direct labor, and an appropriate proportion of overhead.

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

j. Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets estimated useful lives. Leasehold improvements are amortized over the lesser of the lease term or the asset’s useful lives. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in Our Consolidated Statements of Operations.

k. Impairment of Long-Lived Assets

We evaluate the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to SFAS No. 144. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to Our Consolidated Statements of Operation.

l. Intangible Assets

Intangible assets include land use right. With the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis. The land use right is being amortized over its estimated life of 50 years, and the patent right is being amortized over its estimated life 20 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally develop intangible assets are expensed as incurred.

m. Advertising and Marketing Costs

Advertising and marketing costs, except for costs associated with direct-response advertising and marketing, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising and marketing expense were $20,948 and $26,703 for the six months ended June 30, 2007 and 2006, respectively.

n. Employee Welfare Benefit

We have established an employee welfare plan in accordance with Chinese law and regulations. We make annual pre-tax contributions of 14% of all employees’ salaries. Starting from the China subsidiary became foreign fully owned company in August 2006, Our China subsidiary expenses all employee welfare benefit as incurred. The total expense for the above plan amounted to $3,137 and $9,712 for the six months ended June 30, 2007 and 2006.

o. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. Our only current component of comprehensive income is the foreign currency translation adjustment.

p. Income Taxes

We will file federal and state income tax returns. Our PRC subsidiaries file income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

We follow Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

q. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. We are currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach, then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We have adopted the bulletin during 2006. The adoption did not have a material effect on the consolidated results of operations, financial position, or cash flows.

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

4. Inventories

Inventories on June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006

	Unaudited	Audited
Raw materials	$27,625	$45,711
Working in process	—	6,703
Finished goods	32,078	5,451
Packaging and other	1,495	1,443

Total	$61,198	$59,308

5. Other Receivable

Other receivable consisted of the following:
	June 30, 2007	December 31, 2006

	Unaudited	Audited
Advance to unrelated parties	$7,071	$179,869
Receivable from fixed assets sold	17,805	383,384

Total	$24,876	$563,253

6. Other Current Assets

As of June 30, 2007 and December 31, 2006, other current assets consist of following:
9

	March 31, 2007	December 31, 2006

	Unaudited	Audited
Rent receivable	$118,234	$269,090
Employee travel and operation fee advance	—	5,394
Security deposit	12,971	4,959
Advance to suppliers	5,070	10,809
Others	7,333	6,953

Total	$143,608	$297,205

7. Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives listed below:

Estimated Life

Building	20 years
Equipment and machinery	5 years
Vehicle	5 years
Office equipment	5 years
Leasehold improvements	lower of term of lease or 5 years

As of June 30, 2007 and December 31, 2006, property and equipment at cost, less accumulated depreciation, consisted of the following:

	June 30, 2007	December 31, 2006

	Unaudited	Audited
Building	$5,002,727	$4,879,592
Equipment and machinery	5,481,447	5,335,150
Vehicle	149,757	146,071
Office equipment	79,635	102,750
Leasehold improvement	115,162	87,017

Subtotal	10,828,728	10,550,580
Less: Accumulated depreciation	1,143,709	705,137

Total	$9,685,019	$9,845,443

For the six months ended June 30, 2007and 2006, depreciation expenses amounted to $415,705 and $206,054, respectively.

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

We acquired the land use right and patent right at September 9, 2005. All intangible assets were contributed by unrelated parties in exchange of our common stocks. We keep inactive on land use right and patent right until January 1, 2006 and May 19, 2006. Accordingly, we start to amortize these rights from date it used them.

The intangible assets at cost less amortization consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

	Unaudited	Audited
Land use right	$4,933,363	4,811,936
Patent	425,644	415,166

Subtotal	5,359,007	5,227,102
Less: Accumulated amortization	172,830	110,077

Total	$5,186,177	$5,117,025

For the six months ended June 30, 2007 and 2006 amortization expense amounted to $58,723 and $50,115, respectively.

The amortization expense for the next five years is as follows:

Quarter Ended March 31,	Amount

2008	117,684
2009	117,684
2010	117,684
2011	117,684
2012	117,684

9. Due to Shareholders/Officers

Starting from year 2005, the major shareholders advance necessary working capital to us to support our operations. These amounts are unsecured, non-interest bearing and due on demand.

10. Income and Other Taxes

a. Corporation Income Taxes (“CIT”)

We will file federal and state income tax returns. Our PRC subsidiaries file income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

In accordance with the relevant PRC tax laws and regulations, Our PRC subsidiary is subject to CIT at a 33% tax rate. Due to no taxable income in the first quarter of 2006 and prior years net operating losses carry forward to offset the taxable income in the first and second quarters of 2007, there are no income taxes imposed to us for the quarter ended June 30, 2007 and 2006.

b. Value Added Tax (“VAT”)

We are subjected to VAT on merchandises sales in PRC. From January 1, 2006 to February 28, 2007, a small scale tax rate of 6% was applicable. Starting from March 1, 2007, general VAT tax rate of 17% was applicable.

c. Taxes Payable

As of June 30, 2007 and December 31, 2006, tax payable consists of the following:

	June 30, 2007	December 31, 2006

	Unaudited	Audited
Value-added taxes	$701,351	$211,688
Individual income tax withholdings	59	199
City construction, education, and other taxes	19,470	18,977

Total	$720,880	$230,864

11. Stockholders’ Equity

We are authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share, of which 46,592,790 shares are outstanding as of June 30, 2007 and December 31, 2006, respectively.

Holders of the Common Stock are entitled to one vote for each share in the election of directors and in all other matters to be voted on by the stockholders. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors with respect to the Common Stock out of funds legally available therefore and, in the event of liquidation, dissolution or winding up of us, to share ratably in all assets remaining after payment of liabilities. The holders of Common Stock have no pre-emptive or conversions rights and are not subject to further calls or assessments. There are no redemption or sinking fund provisions applicable to the Common Stock. The Common Stock currently outstanding is validly issued, fully paid and non-assessable.

We are also authorized to issue 20,000,000 shares of Preferred Stock, $0.001 par value. The Articles of Incorporation gives the Board of Directors the authority to divide Preferred Stock into series, and to designate the rights and preferences of each series.

On February 9, 2007, we acquired all the outstanding capital stock of AGM by the merger of AGM into a wholly-owned subsidiary of us. In connection with the closing of the merger on February 9, 2007, we issued to the shareholders of AGM 272,250 shares of Series A Convertible Preferred Stock, which is convertible into 2,722,500,000 shares of our common stock. The holder of the Series A stock may cast 2,722,500,000 votes at any meeting of our shareholders.

12. Lease Commitments

We lease certain office spaces, employee living space, and factory space under operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms as of June 30, 2007.

Quarter Ending June 30,

2008	$87,193

Total minimum payments required	$87,193

The total rent expenses for the six months ended June 30, 2007 and 2006 were $81,968 and $60,648, respectively.

13. Related Parties Rental Loss

We lease out certain building with land use right, and equipment and machinery to its related party under operating leases agreements that originally expired on December 31, 2006 had been extended to December 31, 2007 and June

30, 2007, respectively. The rental revenue and cost information for six months ended June 30, 2007 and 2006 consisted of the following:

	June 30, 2007	June 30, 2006

	Unaudited	Unaudited
Rental income	$192,946	$112,052
Less: Depreciation and amortization	183,194	161,724

Total Rental income (loss)	$9,752	$(49,672)

14. Basic and Diluted Income per Common Share

We account for net income per common share in accordance with SFAS 128, Earnings per Share (“EPS”). SFAS 128 requires the disclosure of the potential dilution effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income (loss) per share is determined based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is determined based on the assumption that all dilutive convertible shares were converted or exercised.

15. Foreign Subsidiary Operations

Substantially all of our operations are carried out through its subsidiary located in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. Our business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

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

                We realized our first revenue in the last nine months of 2006, during which we completed $4,120,716 in sales. However, that revenue arose primarily from sales of tableware to our primary independent distributor, Weihai Qiangcheng Import & Export Co. Ltd. (“Weihai Qiangcheng”). Entering 2007, our goal was to revenue from many sources. We began to realize that goal in the six months of 2007, during which we recorded $3,913,546 in revenue from a number of different sources.

                The gross margin that we realized on sales in the six months of 2007 was 38%. This is characteristic of the margin we expect to realize on sales of tableware. Our overall gross margin, when we achieve sales across our entire product offering, will depend on the product mix, as our cost of goods is determined in part by the labor required to manufacture the products, which varies among the product lines. In addition, if we are successful in funding the development of our new manufacturing facility, the improvements in manufacturing practices that we plan to implement will reduce our costs and increase gross margin across our product lines.

                Entering 2007 we had accumulated a deficit of $1,833,771 from our development operations. The Chinese government permits us to offset that deficit against current earnings before incurring income tax. For that reason we incurred no income tax liability from our net income of $1,017,229 for the six months ended June 30, 2007. We will continue to operate free of income taxes for the next two years, as a new enterprise in China. That tax abatement will commence after we utilize the full loss carryforward. At the end of the two year abatement, we will be entitled to three years of 50% tax relief. Subsequently, however, we will be subject to the 33% corporate income tax in China.

                Our statement of operations records an adjustment for “minority interest.” For the six months ended June 30, 2007 the minority interest adjustment increased our net income by $5,344. This represents the reversal of the portion of the loss incurred by our subsidiary Harbin Long Jun Trade Co., Ltd. which is attributable to the 5% (this percentage had been changed to 20% on March 21, 2007 due to more capital contribution from minority shareholders) of that entity owned by our joint venture partners. If that venture realizes income in the future, a proportionate reduction in our consolidated income will be recorded for the same reason.

                Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. For the six months ended June 30, 2007 we recorded $439,652 in unrealized gains on foreign currency translation.

                Liquidity and Capital Resources

                Our operations were initially capitalized by the combination of cash contributed to ChangFangYuan with a manufacturing facility and intellectual property contributed by our shareholders. Since that time we have funded operations primarily by means of loans from our shareholders and management. As a result, at June 30, 2007 we owed $1,053,769 to certain members of our management and shareholders. These loans, which do not bear interest, are due on demand, and so are recorded as current liabilities. We do not expect to repay the loans, however, until cash from our operations is sufficient to repay the loans without interfering with the growth of our business.

                On June 30, 2007 we had working capital of $3,305,340, and improvement of $1,316,280 since December 31, 2006. The largest component of our working capital was accounts receivable totaling $2,702,884, most of which was owed to us by Weihai Qiangcheng for goods purchased during 2006 and six months of 2007. In order to spur the development of our market, we have granted Weihai Qiangcheng extended payment terms on a portion of its purchases from us. We expect to collect more outstanding balance in the 3rd  quarter of 2007.

                Because we have offered extended terms to our debtors, we preserved our working capital by delaying payments due to a number of our creditors. During the first six months we collected parts of accounts receivable, due to decrease of $1,767,732 in accounts receivable. We also paid off most our accounts payable and accrued expenses balance in amount of $2,111,362. As our business develops, we expect to obtain payment for our products on more common commercial terms, and do not expect that it will be necessary for us to delay payments to our creditors.

                The net result of our net income increased and more accounts receivable collected were positive cash flow from operations of $2,366,119.

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

                Risk Factors that May Affect Future Results

                Investment in our company involves a high degree of risk. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of investment.

RISKS RELATED TO OUR BUSINESS

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

We may be unable to protect our proprietary and technology rights.

                Our success will depend in part on its ability to protect its proprietary rights and technologies. ChangFangYuan relies on a combination of patents, trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect its proprietary rights. However, these measures afford only limited protection. ChangFangYuan’s failure to adequately protect its proprietary rights may adversely affect our competitive prospects. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of ChangFangYuan’s products or to obtain and use trade secrets or other information that it regards as proprietary.

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

Our sales and operating revenues could decline due to macro-economic and other factors outside of its control, such as changes in consumer confidence and declines in employment levels.

                Changes in national and regional economic conditions, as well as local economic conditions where the Company conducts its operations may result in more caution on the partof consumers in our purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels,and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand for and the pricing of our products, which could cause its operating revenues to decline. In addition, the suplly of raw material and actual distribution and production costs are subject to various risks, many of them outside the control of the Company.

We are subject to extensive government regulation which could cause it to incur significant liabilities or restrict it business activities.

                Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict its business activities. We are subject to statutes and rules. Our operating expenses may be increased by governmental regulations such as new industry standards and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Any delay or refusal from government agencies to grant us necessary licenses, permits and approvals could have an adverse effect on our operations.

We may require additional capital in the future, which may not be available on favorable terms or at all.

                Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement our new branding and marketing initiative and expansion of our production capabilities. We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds would be raised through equity or debt financings. In addition, we may enter into a revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing shareholders in our company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely effect the holdings or rights of our existing shareholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategy, and our business, results of operations and financial condition would be adversely affected. In addition, we will raise additional capital through private placements or registered offerings, in which broker-dealers will be engaged. The activities of such broker-dealers are highly regulated and we cannot assure that the activities of such broker-dealers will not violate relevant regulations and generate liabilities despite our expectation otherwise.

We depend on the availability of additional human resources for future growth.

                We are currently experiencing a period of significant growth in our sales volume. We believe that continued expansion is essential for us to remain competitive and to capitalize on the growth potential of our business. Such expansion may place a significant strain on our management and operations and financial resources. As our operations continue to grow, we will have to continually improve our management, operational and financial systems, procedures and controls, and other resources infrastructure, and expand our workforce. There can be no assurance that our existing or future management, operating and financial systems, procedures and controls will be adequate to support our operations, or that we will be able to recruit, retain and motivate our personnel. Further, there can be no assurance that we will be able to establish, develop or maintain the business relationships beneficial to our operations, or to do so or to implement any of the above activities in a timely manner. Failure to manage our growth effectively could have a material adverse effect on our business and the results of our operations and financial condition.

We may be adversely affected by the fluctuation in raw material prices and selling prices of our products.

                Our projects and the raw materials we use have experienced significant price fluctuations in the past. There is no assurance that they will not be subject to future price fluctuations or pricing control. The land and raw materials we use may experience price volatility caused by events such as market fluctuations or changes in governmental programs. The market price of land and raw materials may also experience significant upward adjustment, if, for instance, there is a material under-supply or over-demand in the market. These price changes may ultimately result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

Intense competition from existing and new entities may adversely affect our revenues and profitability.

                In general, our industry is new but intensely competitive and highly fragmented. We compete with various companies. Many of our competitors may be more established than we are and have significantly greater financial, technical, marketing and other resources than we presently possess. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater awareness for our brand name so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively or successfully with current or future competitors or that the competitive pressures we face will not harm our business.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt its business operations.

                Our future success will depend in substantial part on the continued service of our senior management, including Mr. SU Zhonghao, our Chairman and Chief Executive Officer, and Mr. Leng Wen, our Chief Financial Officer. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. We do not carry key person life or other insurance in respect of any of its officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical sales and marketing customer support. Because of the rapid growth of the economy in the People’s Republic of China, competition for qualified personnel is intense. We cannot guarantee that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future.

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

Risks Related To the People’s Republic of China

The People’s Republic of China’s Economic Policies could affect our Business.

                Substantially all of our assets are located in the People’s Republic of China and substantially all of our revenue is derived from our operations in The People’s Republic of China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in the People’s Republic of China.

                While the People’s Republic of China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the People’s Republic of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

                The economy of the People’s Republic of China has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in the People’s Republic of China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the People’s Republic of China’s economic growth through the allocation of resources, the control of payment of foreign currency- denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Capital outflow policies in the People’s Republic of China may hamper our ability to remit income to the United States.

                The People’s Republic of China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our directors believe that it is currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change; we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to our stockholders.

The fluctuation of the Renminbi may materially and adversely affect your investment.

                The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from this offering of our common stock into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

                Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. Any significant devaluation of Renminbi may reduce our operation costs in U.S. dollars but may also reduce our earnings in U.S. dollars. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

                Since 1994 the PRC has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. There can be no assurance that Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

                In addition, there can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

                It may be difficult to effect service of process and enforcement of legal judgments upon our company and our officers and directors because some of them reside outside the United States.

                As our operations are presently based in China and some of our key directors and officers reside outside the United States, service of process on our key directors and officers may be difficult to effect within the United

States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States. We have appointed Lu Pingji, our Chairman and Chief Executive Officer, as our agent to receive service of process in any action against our company in the United States.

If relations between the United States and China worsen, our stock price may decrease and we may have difficulty accessing the U.S. capital markets.

                At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

We may have difficulty establishing adequate management, legal and financial controls in the People’s Republic of China.

                The People’s Republic of China historically has not adopted a Western style of management and financial reporting concepts and practices, modern banking, computer or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the People’s Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

                It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in the People’s Republic of China.

                Because the Company’s executive officers and directors, including, the chairman of it’s board of directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or its officers and directors by a stockholder or group of stockholders in the United States. Also, because the majority of our assets are located in the People’s Republic of China it would also be extremely difficult to access those assets to satisfy an award entered against it in a United States court.

We may face judicial corruption in the People’s Republic of China.

                Another obstacle to foreign investment in the People’s Republic of China is corruption. There is no assurance that we will be able to obtain recourse, if desired, through the People’s Republic of China’s poorly developed and sometimes corrupt judicial systems.

There is no assurance of an established public trading market, which would adversely affect the ability of investors in our company to sell their securities in the public markets.

                Although our common stock trades on the Over-the-Counter Bulleting Board (the “OTCBB”), a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities;

•	changes in interest rates;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	change in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of our company and the technologies industries generally; and

•	general economic and other national conditions.

The limited prior public market and trading market may cause volatility in the market price of our common stock.

                Our common stock is currently traded on a limited basis on the OTCBB under the symbol “ubdt.” The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for our common stock may be limited; and

•	a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

Our principal stockholders, current executive officers and directors own a significant percentage of our company and will be able to exercise significant influence over our company.

                Our executive officers and directors and principal stockholders together will beneficially own a majority of the total voting power of our outstanding voting capital stock. These stockholders will be able to determine the composition of our Board of Directors, will retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock. See “Principal Stockholders” for information about the ownership of common by our executive officers, directors and principal stockholders.

We do not anticipate paying dividends on the Common Stock.

                We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our directors intend to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business.

Our common stock could be considered to be a “penny stock.”

                Our common stock could be considered to be a “penny stock” if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on The Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Broker-dealer requirements may affect trading and liquidity.

                Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

                Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

                From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, with out any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

ITEM 3. CONTROLS AND PROCEDURES

                Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Ubrandit.com in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Ubrandit.com is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Ubrandit.com’s system of disclosure controls and procedures was effective as of June 30, 2007 for the purposes described in this paragraph.

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

Item 1. Legal Proceedings

Not applicable

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

                 (e) Purchases of equity securities

                We did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd  quarter of fiscal 2007.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

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

UBRANDIT.COM

Date: August 14, 2007	By:	/s/ Zhonghao Su
Zhonghao Su, Chief Executive Officer

* * * * *
24