Form 10QSB
period 2007-09-30
UBRANDIT COM
filed 2007-11-14
CIK 1082384

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-26799

UBRANDIT.COM
(Name of Small Business Issuer in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or organization)	88-0381646 (I.R.S. Employer I.D. No.)

27F(Changqing Building), 172 Zhongshan Road,
Harbin City, China 150040
(Address of Principal Executive Offices)

Issuer's Telephone Number: 00-86-451-82812855

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: November 6, 2007 Common Stock: 46,592,790 shares

Transitional Small Business Disclosure Format (check one):    Yes [_]    No [X]

UBRANDIT.COM AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	Unaudited	Audited
Assets
Current Assets:
Cash and equivalents	$791,463	$274,589
Accounts receivable, net of allowance for doubtful accounts
of $26,328 and $22,087, respectively	5,239,184	4,395,248
Inventories	99,990	59,308
Other receivable	327	563,253
Prepaid expenses	45,373	50,723
Other current assets	189,481	297,205

Total Current Assets	6,365,818	5,640,326

Property and Equipment, Net	9,611,644	9,845,443
Intangible Assets, Net	5,238,217	5,117,025
Investment-At Cost	258,357	--

Total Assets	21,474,036	20,602,794

Liabilities and Stockholders' Equity
Current Liabilities:
Account payable and accrued expenses	149,813	2,335,563
Payroll payable	33,568	25,339
Welfare payable	--	14,779
Due to stockholders/officers	1,152,903	1,021,417
Tax payable	670,961	230,864
Other current liabilities	31,377	23,304

Total Current Liabilities	2,038,622	3,651,266

Minority Interest	--	17,372

Total Liabilities	2,038,622	3,668,638

Stockholders' Equity
Series A convertible preferred stock, $0.001 par value, 20,000,000 shares
authorized, 272,250 and 0 shares issued and outstanding, respectively	272	272
Common stock, $0.001 par value, 100,000,000 shares authorized,
46,592,790 shares issued and outstanding	46,593	46,593
Additional paid-in capital	17,867,170	17,867,170
Deficit accumulated	(86,513)	(1,833,771)
Accumulated other comprehensive income	1,607,892	853,892

Total Shareholders' Equity	19,435,414	16,934,156

Total Liabilities and Stockholders' Equity	$21,474,036	$20,602,794

See notes to consolidated financial statements.

UBRANDIT.COM AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues	$2,802,585	$2,542,537	$6,716,131	$3,147,503
Cost of Goods Sold	1,833,083	1,173,501	4,253,714	1,534,396

Gross Profit	969,502	1,369,036	2,462,417	1,613,107

Operating Expenses
Selling expenses	32,153	23,045	141,265	62,982
General and administrative expenses	211,122	399,429	587,764	911,173

Total Operation Expenses	243,275	422,474	729,029	974,155

Income (Loss) From Operations	726,227	946,562	1,733,388	638,952

Other Income (Expenses)
Other operation income, net	--	2,792	--	976,778
Related parties rental income (loss)	5,089	(24,984)	14,841	(74,656)
Interest income	239	1,741	547	2,040
Other income (expense), net	264	(278)	272	(380)
Loss on disposition of fix assets	(18,282)	--	(18,282)	--

Total Other Income	(12,690)	(20,729)	(2,622)	903,782

Income (loss) Before Income Taxes	713,537	925,833	1,730,766	1,542,734

Provision for Income Taxes	--	--	--	--

Income (Loss) Before Minority Interest	713,537	925,833	1,730,766	1,542,734

Minority Interest	(11,148)	(2,080)	(16,492)	(2,197)

Net Income	$724,685	$927,913	$1,747,258	$1,544,931

Foreign Currency Translation Adjustment	314,348	146,797	754,000	334,168

Comprehensive Income	$1,039,033	$1,074,710	$2,501,258	$1,879,099

Net Income Per Common Share
– Basic	$0.02	$0.02	$0.04	$0.03

– Diluted	$0.00	$0.00	$0.00	$0.00

Weight Common Shares Outstanding*
– Basic	46,592,790	46,592,790	46,592,790	46,592,790

– Diluted	2,769,092,790	2,769,092,790	2,769,092,790	2,769,092,790

*  As restated to reflect recapitalization and the subsequent reverse stock split.

See notes to consolidated financial statements.

UBRANDIT.COM AND SUBSIDIARY
CONSOLIDATED CASH FLOW STATEMENTS

	For Nine Months Ended September 30,
	2007	2006
	Unaudited	Unaudited
Cash flows From Operation Activities:
Net Income	$1,747,258	$1,544,931
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	716,771	435,917
Loss on disposal of fixed assets	18,282
Bad debt expenses	3,250
Minority interest's share of net income	(17,372)	(2,152)
Changes in operating assets and liabilities
Accounts receivable	(638,146)	(3,235,475)
Inventories	(36,694)	(88,051)
Other receivable	562,939	13,488
Prepaid expenses	7,160	(156,745)
Other current assets	115,282	(169,756)
Accounts payable and accrued expenses	(2,191,726)	2,000,439
Payroll payable	6,890	4,527
Welfare payable	(14,779)	(1,380)
Tax payable	413,334	109,728
Other current liabilities	6,821	(5,840)

Net Cash Provided by Operating Activities	699,270	449,631

Cash Flows From Investing Activities
Purchase of property and equipment	(128,139)	(183,892)
Sold of property	82,121	--

Net Cash Used in Investing Activities	(46,018)	(183,892)

Cash Flows From Financing Activities
Proceeds from minority shareholders contribution	--	24,793
Payment to officers/shareholders loans	(634,755)	(7,561)
Proceeds from officers/shareholders loans	597,504	1,078,265

Net Cash (Used in) Provided by Financing Activities	(37,251)	1,095,497

Net Increase in Cash and Cash Equivalents	616,001	1,361,236
Effect of Exchange Rate Changes on Cash and Equivalent	(99,127)	17,306
Cash and Equivalents at Beginning of Period	274,589	30,221

Cash and Equivalents at End of Period	$791,463	$1,408,763

See notes to consolidated financial statements.

UBRANDIT.COM AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Principal Activities

On February 9, 2007 Ubrandit.com (“We”) acquired all of the outstanding capital stock of Advanced Green Materials, Inc. (“AGM”) by merging AGM into a wholly-owned subsidiary of Ubrandit.com. AGM is a holding company that owns 100% of the registered capital of ChangFangYuan Hi-Tech Environment-Friendly Industry Co., Ltd. (“CHFY “), a corporation organized under the laws of The People’s Republic of China. CHFY is engaged in the business of manufacturing and marketing starch-based, biodegradable tableware and packing materials. All of CHFY’s business is currently in China.

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

g. Accounts Receivable

Accounts receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. We provide an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts as of September 30, 2007 and December 31, 2006 were $26,328 and $22,087, respectively.

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

i. Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, inventories, other receivable,, prepaid expenses, other current assets, accounts payable, and accrued expenses, payroll payable, welfare payable, taxes payable, and other current liabilities approximate fair value based on the short-term maturity of these instruments.

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

m. Advertising and Marketing Costs

Advertising and marketing costs, except for costs associated with direct-response advertising and marketing, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising and marketing expense were $26,828 and $37,956 for the nine months ended September 30, 2007 and 2006, respectively.

n. Employee Welfare Benefit

We have established an employee welfare plan in accordance with Chinese law and regulations. We make annual pre-tax contributions of 14% of all employees’ salaries. Starting from the China subsidiary became foreign fully owned company in August 2006, Our China subsidiary expenses all employee welfare benefit as incurred. The total expense for the above plan amounted to $6,163 and $14,568 for the nine months ended September 30, 2007 and 2006.

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

We follow Statement of Financial Accounting Standards No. 109 — Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective beginning January 1, 2007.

4. Inventories

Inventories on September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,2007	December 31, 2006
	Unaudited	Audited
Raw materials	50,229	$45,711
Working in process	--	6,703
Finished goods	45,118	5,451
Packaging and other	4,643	1,443

Total	$99,990	$59,308

5. Other Receivable

As of September 30, 2007 and December 31, 2006, Other receivable consisted of the following:

	September 30,2007	December 31, 2006
	Unaudited	Audited
Advance to unrelated parties	$136	$179,869
Receivable from fixed assets sold	191	383,384

Total	$327	$563,253

6. Other Current Assets

As of September 30, 2007 and December 31, 2006, other current assets consist of following:

	September 30,2007	December 31, 2006
	Unaudited	Audited
Rent receivable	$--	$269,090
Employee travel and operation fee advance	175,030	5,394
Security deposit	13,456	4,959
Advance to suppliers	--	10,809
Others	995	6,953

Total	$189,481	$297,205

7. Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives listed below:

Estimated Life

Building	20 years
Equipment and machinery	5 to 10 years
Vehicle	5 years
Office equipment	5 years
Leasehold improvements	lower of term of lease or 5 years

As of September 30, 2007 and December 31, 2006, property and equipment at cost, less accumulated depreciation, consisted of the following:

	September 30,2007	December 31, 2006
	Unaudited	Audited
Building	$5,082,313	$4,879,592
Equipment and machinery	5,643,353	5,335,150
Vehicle	29,533	146,071
Office equipment	80,901	102,750
Leasehold improvement	116,994	87,017

Subtotal	10,953,094	10,550,580
Less: Accumulated depreciation	1,341,450	705,137

Total	$9,611,644	$9,845,443

For the nine months ended September 30, 2007 and 2006, depreciation expenses amounted to $627,401 and $357,754, respectively.

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

The intangible assets at cost less amortization consist of the following as of September 30, 2007 and December 31, 2006:

	September 30,2007	December 31, 2006
	Unaudited	Audited
Land use right	$5,011,846	$4,811,936
Patent	432,415	415,166

Subtotal	5,444,261	5,227,102
Less: Accumulated amortization	206,044	110,077

Total	$5,238,217	$5,117,025

For the nine months ended September 30, 2007 and 2006 amortization expense amounted to $89,370 and $78,163, respectively. The amortization expense for the next five years is as follows:

Quarter Ended September 30,	Amount

2008	119,160
2009	119,160
2010	119,160
2011	119,160
2012	119,160

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

In accordance with the relevant PRC tax laws and regulations, Our PRC subsidiary is subject to CIT at a 33% tax rate. Due to no taxable income in the first quarter of 2006 and prior years net operating losses carry forward to offset the taxable income in current year,, there are no income taxes imposed to us for the nine months ended September 30, 2007 and 2006.

b. Value Added Tax (“VAT”)

We are subjected to VAT on merchandises sales in PRC. From January 1, 2006 to February 28, 2007, a small scale tax rate of 6% was applicable. Starting from March 1, 2007, general VAT tax rate of 17% was applicable.

c. Taxes Payable

As of September 30, 2007 and December 31, 2006, tax payable consists of the following:

	September 30,2007	December 31, 2006
	Unaudited	Audited
Value-added taxes	$651,265	$211,688
Individual income tax withholdings	(82)	199
City construction, education, and other taxes	19,778	18,977

Total	$670,961	$230,864

11. Stockholders’ Equity

We are authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share, of which 46,592,790 shares are outstanding as of September 30, 2007 and December 31, 2006, respectively.

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

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms as of September 30, 2007.

Quarter Ending September 30,

2008	$43,907

Total minimum payments required	$43,907

The total rent expenses for the nine months ended September 30, 2007 and 2006 were $100,117 and $99,435, respectively.

13. Related Parties Rental Loss

We lease out certain unused building with land use right, and equipment and machinery to our related party under operating leases agreements that originally expired on December 31, 2006 had been extended to December 31, 2007 and September 30, 2007, respectively. The rental revenue and cost information for nine months ended September 30, 2007 and 2006 consisted of the following:

	September 30,2007	December 31, 2006
	Unaudited	Audited
Rental income	$293,641	$168,072
Less: Depreciation and amortization	278,800	242,728

Total Rental income (loss)	$14,841	$(74,656)

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

16. Concentration of Business

We provide credit in the normal course of business. We performs ongoing credit evaluations of our customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

a. Major Customers

The following summarizes sales to major customers (each 10% of more of sales):

Nine Months Ended September 30,	Sales to Major Customers	Number of Customers	Percentage of Total

2007	$6,592,918	1	98.17%
2006	$3,113,116	1	98.91%

b. Major Suppliers

The following summarizes purchases from major suppliers (each 10% of more of purchases):

Nine Months Ended September 30,	Purchases from Major Suppliers	Number of Suppliers	Percentage of Total

2007	$3,591,998	2	97.75%
2006	$1,591,903	4	96.28%

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

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

        We realized our first revenue in the last nine months of 2006, during which we completed $4,120,716 in sales. However, that revenue arose primarily from our primary independent distributor, Weihai Qiangcheng Import & Export Co. Ltd. ("Weihai Qiangcheng"). Entering 2007, our goal was to revenue from many sources. In the nine months of 2007, we recorded $6,716,131 in revenue. However, these primarily revenue were still from Weihai Qiangcheng. We had set-up three sales branch offices in Dalian, Qingdao, and Jinan three major cities in northeast of China during third quarter of 2007, and expect to diversify our sales to many sources in the near future.

        The gross margin that we realized on sales in the nine months of 2007 was 36.66%. This is characteristic of the margin we will realize on sales of tableware. Our overall gross margin, when we achieve sales across our entire product offering, will depend on the product mix, as our cost of goods is determined in part by the labor required to manufacture the products, which varies among the product lines. In addition, if we are successful in funding the development of our new manufacturing facility, the improvements in manufacturing practices that we plan to implement will reduce our costs and increase gross margin across our product lines.

        Entering 2007 we had accumulated a deficit of $1,833,771 from our development operations. The Chinese government permits us to offset that deficit against current earnings before incurring income tax. For that reason, we incurred no income tax liability from our net income of $1,747,258 for the nine months ended September 30, 2007. We will continue to operate free of income taxes for the next two years, as a new enterprise in China. That tax abatement will commence after we utilize the full loss carry forward. At the end of the two year abatement, we will be entitled to three years of 50% tax relief. Subsequently, however, we will be subject to the 33% corporate income tax in China.

        Our statement of operations records an adjustment for "minority interest." For the nine months ended September 30, 2007 the minority interest adjustment increased our net income by $16,492. This represents the reversal of the portion of the loss incurred by our subsidiary Harbin Long Jun Trade Co., Ltd. which is attributable to the 5% (this percentage had been changed to 20% on March 21, 2007 due to more capital contribution from minority shareholders) of that entity owned by our joint venture partners. On May 22, 2007 the minority shareholders of Longjun invested additional capital of RMB 800,000 into Longjun, Accordingly, CHFY owns changed to 16% of Longjun, the income of Longjun will not be consolidated in current quarter.

        Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled "accumulated other comprehensive income," since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. For the nine months ended September 30, 2007 we recorded $754,000 in unrealized gains on foreign currency translation.

        Liquidity and Capital Resources

        Our operations were initially capitalized by the combination of cash contributed to ChangFangYuan with a manufacturing facility and intellectual property contributed by our shareholders. Since that time we have funded operations primarily by means of loans from our shareholders and management. As a result, at September 30, 2007 we owed $1,152,903 to certain members of our management and shareholders. These loans, which do not bear interest, are due on demand, and so are recorded as current liabilities. We do not expect to repay the loans, however, until cash from our operations is sufficient to repay the loans without interfering with the growth of our business.

        On September 30, 2007 we had working capital of $4,327,196, and improvement of $2,338,136 since December 31, 2006. The largest component of our working capital was accounts receivable totaling $5,239,184, most of which was owed to us by Weihai Qiangcheng for goods purchased during nine months of 2007. In order to spur the development of our market, we have granted Weihai Qiangcheng extended payment terms on a portion of its purchases from us. We expect to collect more outstanding balance in the fourth quarter of 2007.

        Because we have offered extended terms to our debtors, we preserved our working capital by delaying payments due to a number of our creditors. For nine months ended September we collected parts of accounts receivable, due to increase of $638,146 in accounts receivable. We also paid off most our accounts payable and accrued expenses balance in amount of $2,191,726. As our business develops, we expect to obtain payment for our products on more common commercial terms, and do not expect that it will be necessary for us to delay payments to our creditors.

        The net result of our net income increased and more other receivable collected were positive cash flow from operations of $699,270.

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

        Our starch-based technology is just one among many technologies competing to become the standard for biodegradable consumer products. Because of the current international focus on environmental protection, many well-financed companies are devoting vast resources to the development of advanced systems for producing "green" materials. Ultimately our success as a business will depend on our ability to remain on the cutting edge of this technological competition. If new developments in the production of biodegradable materials eclipse the advantages of our materials, we will be unable to compete effectively.

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

        Our success will depend in part on its ability to protect its proprietary rights and technologies. ChangFangYuan relies on a combination of patents, trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect its proprietary rights. However, these measures afford only limited protection. ChangFangYuan's failure to adequately protect its proprietary rights may adversely affect our competitive prospects. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of ChangFangYuan's products or to obtain and use trade secrets or other information that it regards as proprietary.

        ChangFangYuan's means of protecting its proprietary rights in the People's Republic of China may not be adequate. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy for theft of our proprietary information may have a material adverse impact on our business operations.

        Government regulation may hinder our ability to function efficiently.

        The national, provincial and local governments in the People's Republic of China are highly bureaucratized. The day-to-day operations of our business require frequent interaction with representatives of the Chinese government institutions. The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting. Significant delays can result from the need to obtain governmental approval of our activities. These delays can have an adverse effect on the profitability of our operations. In addition, compliance with regulatory requirements applicable to manufacturing operations and production may increase the cost of our operations, which would adversely affect our profitability.

        Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

        The People's Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

        Currency fluctuations may adversely affect our operating results.

        ChangFangYuan generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People's Republic of China. However, as a subsidiary of Ubrandit.com, it will report its financial results in the United States in U.S. Dollars. As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies. From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi. In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi. Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results. We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

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

ITEM 3.   CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.   Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Ubrandit.com in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Ubrandit.com is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Ubrandit.com's system of disclosure controls and procedures was effective as of September 30, 2007 for the purposes described in this paragraph.

        Changes in Internal Controls.   There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Ubrandit.com's first fiscal quarter that has materially affected or is reasonably likely to materially affect Ubrandit.com's internal control over financial reporting.

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

Item 6.    Exhibits

31.1	Rule 13a-14(a) Certification - CEO
31.2	Rule 13a-14(a) Certification - CFO
32	Rule 13a-14(b) Certification

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2007	UBRANDIT.COM By: /s/ Zhonghao Su Zhonghao Su, Chief Executive Officer

*  *  *  *  *  *