Form 10KSB
period 2007-12-31
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2008-03-31
CIK 1082384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

Or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File No. 0-26799

China Green Material Technologies, Inc.
(Name of Small Business Issuer in its Charter)

Nevada	88-0381646
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27F(Changqing Building), 172 Zhongshan Road, Harbin City, China 150040 11355
(Address of principal executive offices) (Zip Code)

00-86-451-82812855
(Registrant's telephone number including area code)

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

Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the  best of  registrant’s  knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the issuer’s revenues for its most recent fiscal year: $8,639,999

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates as of March 27, 2008 was $3,099,568 based on a closing bid price of $1.19 and a total of 2,604,679 shares held by non-affiliates.

As of March 27, 2008 the number of shares outstanding of the Registrant’s common stock was 18,710,314 shares, $.001 par value.

Transitional Small Business Disclosure Format: Yes [_] No [X]

DOCUMENTS INCORPORATED BY REFERENCE:

None

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended., those are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of China Green Material Technologies, Inc. Those beliefs whether will become reality or not will depend on many factors that are not under management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People’s Republic of China (“China” or “PRC”). For purposes of this annual report, conversion at year-end exchange rates of US$1.00 to RMB 7.2946 for assets and liabilities, and weight average US$1.00 to RMB7.6042 for revenue and expenses in year 2007. There is no assurance that RMB amounts could have been or could be converted into US dollars at that rate.

PART I

ITEM 1. DESCRIPTION OF BUSINESS:

HISTORY

On January 14, 2008, China Green Material Technologies, Inc. (“We”), officially changed name from Ubrandit.com and had been quoted under the new symbol of CAGM.OB. Ubrandit.com used to be quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol UBDT.OB.

Concurrent with the name change and symbol change, the 1 for 150 reverse split had also took effectiveness on January 14, 2008. For the shareholders who had shares less 100 after reverse split obtained 100 shares.

On February 29, 2008, the Company announced that the shareholders of its Series A Convertible Preferred Stock had chosen to convert their preferred shares into shares of the Company’s common stock (“Common Stock”). As a result, a total of 18,150,000 shares of Common Stock had been issued in connection with the conversion, and all Series A Convertible Preferred Stock had been cancelled.

On February 9,2007, We acquired all of the outstanding capital stock of Advanced Green Materials, Inc. (“AGM”) by merging AGM in to a wholly-owned subsidiary of global stock our company, , At present, AGM is a holding company that owns 100% of the registered capital of ChangFangYuan Hi-Tech Environment-Friendly Industrial Co., Ltd. (“CHFY”), a corporation organized under the laws of The People’s Republic of China.(“PRC”) CHFY is engaged in the business of manufacturing and marketing starch-based biodegradable consumer containers, tableware and packaging materials, All of CHFY’s business is currently in the People’s Republic of China (“China” or “PRC”).

AGM was organized under the laws of Nevada on June 8, 2006. It never initiated any business activity. Most of the Our activities are conducted through its 100% owned equity ownership in CHFY established in Heilongjiang Province of People’s Republic of China. On August 18, 2006, AGM acquired all the outstanding 128,274,900 shares capital stock of CHFY.

CHFY was incorporated in Heilongjiang Province of China in May 1, 1999. It was formerly known as Harbin TianHao Technology Co., Ltd., changed its name to Harbin ChangFangYuan Hi-Tech Industrial Co., Ltd. on September 28, 2004, and then changed its name to Harbin ChangFangYuan Hi-Tech Environment-Friendly Industry Co., Ltd. on September 1, 2006.

From June 1, 2006 (date of inception of Longjun) to March 19, 2007, CHFY owns 95.23% equity ownership of Harbin Longjun Trade Co., Ltd. (“Longjun”), a corporation organized in Heilongjiang Province of People Republic of China (“PRC”) on June 1, 2006. On March 20, 2007, the minority shareholders of Longjun invested additional capital of RMB 800,000 into Longjun,On May 22,2007, Longjun changed its name to Harbin Longjun Industry Development Co.,Ltd, and its individual shareholders invested additional capital of RMB15,000,000 into longjun , including cash of RMB9,200,000 and intangible assets of RMB5,800,000. Simultaneity, CHFY transferred its equity ownership of Longjun in the value of RMB 800,000 to Longjun’s original minority shareholders. Accordingly, CHFY became 16% equity owner of Longjun, and lost its control of Longjun. Longjun engages in wholesale distribution and researches developing of bio-degradable products, and environmental project materials. All businesses of Longjun are currently in China and haven’t generated any products revenue from June 1, 2006 (date of inception of Longjun) to May 22, 2007.

BUSINESS OVERVIEW

Our business are wholly conducted through its 100% owned equity ownership in CHFY, CHFY develops, manufactures and markets biodegradable materials.  The fundamental material used in all of CHFY’s products is a starch-based compound that is non-toxic, microwaveable, fire retardant, odor-free, and durable under temperatures ranging from -20°C up to 150°C.  In addition, ChangFangYuan’s materials are completely “green,” meeting the international environmental standard 4R+1D (4R:  reduced consumption, green material, recyclable and reusable; 1D:  may degrade).  CHFY currently offers over 100 products made from its core materials, including tableware and a wide variety of packaging materials.

While we continue to market and develop our products, management has been exploring business opportunities that could extend our market shares hereby the area offices since 2007. Accordingly, we have established four offices in China for the year ended December 31, 2007.

OUR TECHNOLOGY

A “biodegradable” material is a compound that will decompose into simple molecular material under natural conditions through the agency of microorganisms (e.g. bacteria, fungus, algae, etc.).  Biodegradable materials are divided into two categories:  complete biodegradation materials and partial biodegradation materials, depending on the degree of decomposition that they are capable of.  In a complete biodegrading material, the biochemical reactions caused by the microorganisms cause the physical properties of the plastic structure to collapse.

CHFY’s products are made from a complete biodegradation material. We combine materials made from macromolecule starch, biological additives (polymerized starch, cellulose, polyols, etc.), plastic additives (often recycled), and synthetic caprolactone, a cyclic ester that is susceptible to degradation through the agency of nucleophiles such as water and alcohol.  The result is a material that has excellent mechanical strength and plasticity.  But it is also a material that, when exposed to microorganisms (such as those prevalent in a municipal garbage lot) will undergo enzyme or acid-based catalysis and decompose almost entirely to a residue of carbon dioxide and water.  The decomposition process, which produces no contamination to either the atmosphere or the soil, takes approximately 45 days from when the material is first exposed to a significant concentration of microorganisms.  By contrast, the decomposition of the leading biodegradable materials offered by our competitors require from 80 to 180 days.

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

MANUFACTURING

CHFY manufactures all of its products at a facility in Harbin, the capital of Heilongjiang Province.  Its manufacturing facility has received certification under ISO9001 Environment Qualification Standards and also under ISO14001 Qualification Management Standards. Our facility has also been certified by the Korea Test & Research Institute of Chemistry (Asian Center) and by the Development Center for Biotechnology.

CHFY’s manufacturing facility has an annual production capacity of 15,000 tons.  We intend to expand our production capacity by licensing our technology to other manufacturers. As our capital permits, we also intend to expand our own manufacturing capacity. During 2007, we have renovated the four products lines to enhance our capacity. As a result, our production capacity could have an annual production capacity of 20,000 tons.

All of our products begin with the core compound.  We formulate this compound in high speed blending machines, and then extrude it into granular form or sheets.  After the material cools, it is tested and disinfected.  Then our finishing machines structure the grain or sheets into the desired final product. We currently offer the grain and sheet material for sale to other manufacturing facilities.  In addition we are currently offering over 100 different end products, which fall into four categories:

Disposable tableware and food carriers – We manufacture the disposable tableware and food carriers, and are able to outfit an entire dining table with our biodegradable materials, including cup, plate, bowl, knife, fork and spoon.  We also can produce the package that carries the food to the table, including food packaging for use in the grocery and food storage containers for use at home.

Agricultural Film – We manufacture several varieties of film for agricultural and gardening uses, such as mulch and awnings. We can also product flower pots and similar containers from our material.  Currently the most commonly used form of agricultural film is plastic membrane, which must be removed and stored in landfills for years after its use is exhausted.  Our starch-based material will decompose into the soil during the course of a planting season, thus eliminating the labor cost of removing the mulch and the user fees for landfill.  Our film, when it decomposes, also provides nutrients for the soil.

Garbage Bags and Packaging-Our material works excellently to replace traditional garbage bags as well as serving as a substitute for the boxes and other packaging that are the waste product of modern consumer culture.

Packing Materials – We form our materials into packing materials to replace the polystyrene packing peanuts that clog up our landfills.

MARKETING

We intend to develop a worldwide market for our products, based on the high quality and the relatively low cost of manufacturing in China.  Toward this end, we intend to sign distribution agreements with agents in Japan, South Korea, Germany, Australia and North America.  Our initial target market, however, is in Southeast Asia.  Our products are currently sold in China as well as being exported to Korea and Japan by unrelated distributors.

Our first major clients are indicative of the breadth of our potential market.  The largest portion of our sales during the year ended December 31, 2007 and 2006 was to Weihai Qiancheng Import & Export Co., Ltd., which is developing a market for our products in Korea.

We currently offer a wide variety of products distribution, management has determined to entry on countrywide market shares in China. For the year ended December 31, 2007, we had established Jinan ,Weihai Qingdao and Dalian offices in China and obtained the sales orders from Weihai Tianyuan Environment-Friendly Products Co., Ltd.(“Weihai Tianyuan”) and Nanchang Jiangfeng Environment-Friendly technology Co., Ltd. (“Nanchang Jiangfeng”), which are new agent mainly engaged in environment-friendly products sold, located in China. We believe our products will distribute to every area in China in the near future.

THE EMPLOYEES

As of December 31, 2007, we had approximately 124 full-times employees.

ITEM 1A. RISK FACTORS

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

Our success will depend in part on its ability to protect its proprietary rights and technologies. CHFY relies on a combination of patents, trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect its proprietary rights. However, these measures afford only limited protection. CHFY’s failure to adequately protect its proprietary rights may adversely affect our competitive prospects. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of CHFY’s products or to obtain and use trade secrets or other information that it regards as proprietary.

CHFY’s means of protecting its proprietary rights in the People’s Republic of China may not be adequate. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy for theft of our proprietary information may have a material adverse impact on our business operations.

Our sales and operating revenues could decline due to macro-economic and other factors outside of its control, such as changes in consumer confidence and declines in employment levels.

Changes in national and regional economic conditions, as well as local economic conditions where the Company conducts its operations may result in more caution on the part of consumers in our purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels, and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand for and the pricing of our products, which could cause its operating revenues to decline. In addition, the supply of raw material and actual distribution and production costs are subject to various risks, many of them outside the control of the Company.

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

Our future success will depend in substantial part on the continued service of our senior management, including Mr. Zhonghao Su, our Chairman and Chief Executive Officer, and Mrs. Jing Zhu, our new Chief Financial Officer starting from February 28, 2008. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. We do not carry key person life or other insurance in respect of any of its officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical sales and marketing customer support. Because of the rapid growth of the economy in the People’s Republic of China, competition for qualified personnel is intense. We cannot guarantee that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future.

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

Although our common stock trades on the Over-the-Counter Bulleting Board (the “OTCBB”), a regular trading market for the securities may not be sustained in the future, the NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

ITEM 2. DESCRIPTION OF PROPERTY

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

We lease a factory with office space and employee living space and factory space in the Development Area of the City of Harbin, near to the raw material collection area. This helps to minimize our shipping costs and processing fees. The rental fees for our leased properties under the operating lease were $140,630 and $154,443 for the year ended December 31, 2007 and 2006, and will increase in future years.  Most of leases term will expire at the end of December 31, 2008. We will be able to renew those leases when they expired. We also lease sales and administrative offices in the center of Harbin.  Our current properties are sufficient for our current operations.  Following up the expansion of production capability, we leased a storage space near by out factory, aim to place overload inventories.  In addition, if funds become available, we expect to purchase a factory in the Harbin Development Area in year 2009.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “CAGM.OB.” The Company used to be quoted under the symbol “UBDT.OB”, and changed its symbol and name on January 14, 2008. Set forth below are the high and low bid prices for each of the eight quarters in the past two fiscal years.  The reported bids quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Bid Quarter Ending	High	Low
March 31, 2006	$.040	$.008
June 30, 2006	$ .015	$ .008
September 30, 2006	$ .015	$ .012
December 31, 2006	$ .06	$ .010
March 31, 2007	$ .066	$ .02
June 30, 2007	$ .06	$ .03
September 30, 2007	$ .05	$ .017
December 31, 2007	$ .059	$ .02

(b) Transfer Agent

Our transfer agent is Securities Transfer Corp. whose address is 2591 Dallas Parkway, suite 102 Frisco, TX 75034. Its telephone number is 469-633-0101.

(c) Shareholders

As of March 27, 2008 our shareholders list contains the names of 180 registered stockholders of record of our Company’s Common Stock.

(d) Dividends

We have not paid or declared any cash dividends on its Common Stock within the past three years and does not foresee doing so in the foreseeable future.  We intend to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of us, our general financial condition and other factors deemed pertinent by the Board of Directors.

(e) Sale of Unregistered Securities

We did not sell any unregistered securities for the year ended December 31, 2007.

(f) Repurchase of Equity Securities

We did not repurchase any of our equity securities that were registered under Section 12 of the Securities Act for the year ended December 31, 2007.

Concurrent with the name change and symbol change, the 1 for 150 reverse split had also took effectiveness on January 14, 2008. For the shareholders who had shares less than 100 after reverse split obtained 100 shares.

On February 29, 2008, the Company announced that the shareholders of its Series A Convertible Preferred Stock had chosen to convert their preferred shares into shares of the Company’s common stock (“Common Stock”). As a result, a total of 18,150,000 shares of Common Stock had been issued in connection with the conversion, and all Series A Convertible Preferred Stock had been cancelled.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

Same as year 2006, our revenue arose primarily from the tableware sold to our primary independent distributor, Weihai Qiancheng Import & Export Co., Ltd. (“Weihai Qiancheng”) in year 2007. Commencing from year 2007, we not only generated revenue from Weihai Qiancheng, but also began to obtain certain big sales orders from other distributors such as, Weihai Tianyuan Environment-Friendly Products Co., Ltd, and Nanchang JiangfengEnvironment-Friendly technology Co., Ltd. Since we had set-up another four sales offices in China to prompt our products and obtained the sales orders from a number of other customers in the year 2007. For the year ended December 31, 2007, we had increased our revenue by $4,519,283 to $8,613,999 from $4,120,716 for the year ended December 31, 2006. Accordingly, we expect to report more revenue from many sources during 2008.

The gross margin that we realized on sales in 2007 was approximately 38.51%, it represent 6.81% decreased from 54.48% for the year ended December 31, 2006.  This is characteristic of the margin we will realize on sales of tableware.  Our overall gross margin, when we achieve sales across our entire product offering, will depend on the product mix, as our cost of goods is determined in part by the labor required to manufacture the products, which varies among the product lines.  In addition, if we are successful in funding the development of our new manufacturing facility, the improvements in manufacturing practices that we plan to implement will reduce our costs and increase gross margin across our product lines.

Entering 2007 we had reported retained earning of $253,464 from our development operations.  The Chinese government permits us to offset that prior year deficit against current earnings before incurring income tax and enjoy the full exemption from (“CIT”).in 2007.

In accordance with the relevant tax laws and regulations of the PRC, CHFY is entitled to full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2007 was the Company’s first profitable year, CHFY was entitled to a full exemption from CIT for the year starting 2007.  For that reason we incurred no income tax liability from our net income of $2,154,937 in 2007.

Since CHFY merged with AGM and became a foreign fully wholly-own company on August 18, 2006, CHFY had been authorized to reduce it income tax rate by 3% to 30% from the regular 33% tax rate starting from the following month of acquisition date.

Our statement of operations records an adjustment for “minority interest.”  For the year ended December 31, 2007, the minority interest adjustment increased our net income by $16,492.  This represents the reversal of the portion of the loss incurred by our subsidiary Harbin Long Jun Trade Co., Ltd. (Longjun”) which is attributable to the 5% of that entity owned by our joint venture partners.   On May 22, 2007, the minority shareholders of Longjun invested additional capital into Longjun. Accordingly, CHFY became 16% equity owner of Longjun and lost the control of LongJun Trade Co., Ltd. Commencing from May 22, 2007, we began to record this investment at cost. For the year ended December 31, 2007, Longjun operated deficit, and had not distribute any dividend and interest at all.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  For the year ended December 31, 2007, we recorded $1,290,296 in unrealized gains on foreign currency translation.

Liquidity and Capital Resources

Our operations were initially capitalized by the combination of cash contributed to CHFY with a manufacturing facility and intellectual property contributed by our shareholders.  Since that time we have funded operations primarily by means of loans from our shareholders and management.  As a result, at December 31, 2007 we owed $1,206,871 to certain members of our management and shareholders.  These loans are non-interest bearing, unsecured, and due on demand. Accordingly, we recorded them as current liabilities.  We do not expect to repay the loans, however, until cash from our operations is sufficient to repay the loans without interfering with the growth of our business.

On December 31, 2007 we had working capital in amount of $4,900,567.  The largest component of our working capital was accounts receivable totaling $4,975,857, most of which was owed to us by Weihai Qiangcheng, Weihai Tianyuan and Nanchang Jingfeng for merchandises purchased from us during the year.  In order to spur the development of our market, we have granted Weihai Qiangcheng, Weihai Tianyuan and Nanchang Jingfeng extended payment terms on a portion of their purchases from us.  We expect to collect at least half of the outstanding balance in the second quarter of year 2008.

The other large, non-cash portion of working capital consisted of $1,139,199 in “other current assets” This asset arose from a number of sources, primarily due to the advance in expense for purchasing raw materials and fixed assets.

As our business develops, we expect to obtain payment for our products on more common commercial terms, and do not expect that it will be necessary for us to delay payments to our creditors.

We incurred positive cash in-flow from our operations of $250,044 for the year ended December 31, 2007. This primarily due to we had generated more net income by $626,974 to $2,154,937 for the year ended December 31, 2007 from $1,527,963 net income for the year ended December 31, 2006.

For the year ended December 31, 2007, we had more capitalization expenditures as compared it to the year ended December 31, 2006, it caused us to have more cash used in the investing activities for the year ended December 31, 2007 as compare it to year 2006.

For our financing activities in year 2007, we received less net proceeds from our shareholders/officers to support our company’s operations as compared to year 2006. Even though we had paid back some advance from our shareholders/officers in year 2007, we still incurred net cash proceeds $109,042 provided by shareholders/officers in year 2007.

Our current resources are sufficient to fund ongoing operations for the foreseeable future.  For competitive reasons, however, it is crucial that we establish a substantial market presence as rapidly as is economically reasonable.  In addition, we are planning to develop an additional manufacturing facility, to increase our annual production capability from 20,000 tons to 50,000 tons.  The projected cost of the new facility will be $10 million.  To achieve those two goals, we are seeking sources of capital, either through the sale of equity or the issuance of debt instruments.  To date we have no firm commitments from any financing source.

Our current resources are sufficient to fund ongoing operations for the foreseeable future.  For competitive reasons, however, it is crucial that we establish a substantial market presence as rapidly as is economically reasonable.  In addition, we are planning to develop an additional manufacturing facility, to further increase our annual production capability on the basis of our original amount of 20,000 tons. To achieve the goal, we are actively seeking various sources of capital.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2007, there was one estimate made which were (a) subject to a high degree of uncertainty and (b) material to our results.  This was the decision, detailed in Note 3(g) to the financial statements, that we would record an allowance of $261,887 for doubtful accounts.  The basis for this determination was our expectation that Weihai Qiancheng Weihai Tianyuan, and Nanchang Huifeng, which are the customer responsible for most of our accounts receivable, will satisfy its obligation within a reasonable period of time.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2007

Impact of Accounting Pronouncements

There were certain recent accounting pronouncements that may have a material effect on Our Company’s financial position or results of operations. All of them had been shown on (q) “Recent Accounting Pronouncements” of No 3 “Summary of Significant Accounting Policies” in the “Notes of Consolidated Financial Statement” listed under the Financial Statements Section which set forth immediately following Item 15 of this Form 10-KSB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our chief executive officer, or CEO, and our principal financial officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Exchange Act). These controls and procedures were designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of December 31, 2007.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We performed an evaluation of the effectiveness of our internal control over financial reporting that is designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007.

Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of December 31, 2007 is effective. Notwithstanding the foregoing, there can be no assurance that the Company’s internal control over financial reporting will detect or uncover all failures of persons within the Company to comply with these procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Following is a summary of our operations and financial condition from 2005 through 2007. You are urged to review the detailed audited financial statements and accompanying footnotes for a complete understanding of our operations.

	2007	2006	2005
Net sales	$8,639,999	$4,120,716	$0
Income (Loss) From Operations	$2,135,490	$869,691	$(494,382)
Income (loss) Before Income Taxes	$2,138,445	$1,520,428	$(2,389,680)
Net income (loss)	$2,154,937	$1,527,963	$(2,389,680)
Net income (loss) per common share	$0.05	$0.03	$(0.05)
Total assets	$21,901,635	$20,602,794	$15,423,818
Total Liabilities	$1,522,247	$3,668,638	$559,569
Working capital	$4,900,567	$1,989,060	$(106,961)
Stockholders' equity	$20,379,388	$16,934,156	$14,864,249

No cash dividends have been paid for the year ended December 31, 2007, 2006, and 2005.

ITEM 7. FINANCIAL STATEMENTS

Our Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 15 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCOSURE

Not Applicable

ITEM 8A. CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Our Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of Our Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, Our Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective

(b)     Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in Our Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to Our Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Our Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The officers and directors of the Company are

Name	Age	Position with the Company	Director Since
Zhonghao Su	41	Chief Executive Officer, Director	2007
Wen Leng	42	Chief Financial Officer, Director (see notes)	2007
Yang Meng	29	Director	2007
Jing Zhu	36	Director (see notes)	2007
Yuhong Wang	33	Director	2007
Guoliang Ji	53	Chief Technology Officer	2007

Notes: Effective February 28, 2008, our Board of Directors accepted the resignation of Mr. Wen Leng, the former Chief Financial Officer and elected Mrs. Jing Zhu to be our new Chief Financial Officer.

Directors hold office until the annual meeting of Our Company’s stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

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

Yang Meng. Yang Meng has been employed by ChangFangYuan since 2006 as Secretary to the Board of Directors.  From 2005 to 2006 Ms. Meng was employed as Counselor by the Harbin Huawei Group, advising on legal matters and investment management.  From 2001 to 2005 Yang Meng was an officer of the Harbin Xinzhongxin Electronic Co., Ltd., with responsibilities for legal affairs and internal management.  In 2001 Ms. Meng earned a Bachelors Degree with a concentration in International Economic Law from the Heilongjiang University .

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

Audit Committee; Compensation Committee

The Board of Directors has not yet appointed an Audit Committee or a Compensation Committee, due to the relatively small size of the Board.  The Board does not have any member who qualifies as an audit committee financial expert, due to the fact that the current management only took control of this U.S. public company in December 2007

Code of Ethics

CHFY has adopted a Senior Management Code of Ethics to govern the conduct of its executive officers.  Since the completion of the reverse merger, the conduct of the directors and officers of China Green Material Technologies, Inc. is governed by the same Code of Ethics.  A copy of the Senior Management Code of Ethics has been filed as an exhibit to the Current Report on Form 8-K dated February 9, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of Our Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by Our company and our subsidiaries to Zhonghao Su, its Chief Executive Officer, for services rendered in all capacities to Our Company during the years ended December 31, 2007,2006, 2005 and 2004.  There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2007 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Zhonghao Su	2007	$31,562	$0	—	—	—
	2006	$30,000	$0	—	—	—
	2005	$0	$0	—	—	—
	2004	$0	$0	—	—	—

Employment Agreements

CHFY has entered into an employment agreement with each of its executive employees other than Mr. Guoliang Ji.  Each agreement has a term of one year.  Except for the salary, the terms of the agreements are substantially identical, and reflect employment standards common in China as a result of law or custom.

EQUITY GRANTS

The following tables set forth certain information regarding the stock options acquired by Our Company’s Chief Executive Officer during the year ended December 31, 2007 and those options held by him on December 31, 2007.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	fiscal year	($ share)	date	5%	10%

Zhonghao Su	—	—	—	—	—	—

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2007 and held by them unvested at December 31, 2007.

Unvested Stock Awards in the Last Fiscal Year
	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Zhonghao Su	0	—

Remuneration of Directors

None of the members of the Board of Directors received remuneration for service on the Board during 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2008 information known to us with respect to the beneficial ownership of our common stock as of the date of this Report by the following: (i) each shareholder known by us to own beneficially more than 5% of our common stocks, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of March 27, 2008, there were issued and outstanding 18,710,314 shares of common stock.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class
Zhonghao Su	5,559,345	29.71%
Yang Meng	—	—
Jing Zhu	—	—
Yuhong Wang	—	—

All directors and officers
as a group (6 persons)	5,559,345	29.71%

Benyi Xing	1,666,170	8.91%
9 Zu, Qinggangluwei
Qingnian Road
Luyuan District
Changchun, China

(1)	Except as otherwise noted, the address of each shareholder is c/o ChangFangYuan Environment Friendly Industrial Co. Ltd., 172 Zhongshan Road, 27th Floor, Harbin, Heilongjiang, P.R. China.

(2)	Except as otherwise noted, all shares are owned of record and beneficially

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security	0		0
holders
Equity compensation plans not approved by	0		0
security holders
Total	0		0

Subsequent Development

On January 14, 2008, concurrent with the Company’s name and symbol change, the 1for 150 reverse split also took effectiveness.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Commencing from year 2005, the major shareholders/officers began to advance necessary working capital to the Company to support its research, development, and operations. These amounts are unsecured, non-interest bearing and due on demand. As of the year ended December 31, 2007 and 2006, the net amounts due to the shareholders/officers were $1,206,871 and 1,021,417, respectively.

Director Independence

None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ National Market System.

ITEM 13. EXHIBIT LIST

(a) Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheet — December 31, 2007

Consolidated Statements of Operations – Years ended December 31, 2007 and 2006.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years ended December 31, 2007 and 2006.

Consolidated Statements of Cash Flows — Years ended December 31, 2007 and 2006.

Notes to Consolidated Financial Statements

(b) Exhibit List

3-a	Certificate of Incorporation – filed as an exhibit to the Registration Statement on Form 10 (SEC File #0-26799) filed on July 22, 1999, and incorporated herein by reference.

3-b	Amended and Restated By-laws – filed herewith.

3-c	Certificate of Designation of Series A Convertible Preferred Stock – filed as an exhibit to the Current Report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.

10-a	Form of Employment Agreement between CHFY and its executive employees – filed as an exhibit to the Current Report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.

14	Senior Management Code of Ethics – filed as an exhibit to the Current Report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.

21	List of Subsidiaries

31	Rule 13a-14(a) Certifications

32	Rule 13a-14(b) Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We accrued an aggregate of approximately $75,000 in fees for professional services rendered by MS Group CPA LLC in connection with the review of our quarterly reports and audit of our financial statements for the year ended December 31, 2007.

China Green Material Technologies, Inc.(f/k/a Ulbrandit.com) and Subsidiary

Index to the Financial Statements

Page
F-2	Report of Independent Registered Public Accounting Firm

F-3	Consolidated Balance Sheet as of December 31, 2007 and 2006

F-4	Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006

F-5	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2007 and 2006

F-6	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

F-7 to F-15	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Green Material Technologies, Inc. (f/k/a Ubrandit.com)

We have audited the accompanying consolidated balance sheet of China Green Material Technologies, Inc. (f/k/a Ubrandit.com) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007. The management of China Green Material Technologies, Inc. (f/k/a Ubrandit.com) is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing as opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Green Material Technologies, Inc. (f/k/a Ubrandit.com) as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-years period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ MS Group CPA LLC
MS Group CPA LLC
Edison New Jersey
March 15, 2008

CHINA GREEN MATERIAL TECHNOLOGIES, INC. (F/K/A UBRANDIT.COM) AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

December 31, 2007
Assets
Current Assets:
Cash and equivalents	$101,336
Accounts receivable, net of allowance for doubtful accounts of $261,887	4,975,857
Inventories	143,150
Other receivable	5,318
Prepaid expenses	57,954
Other current assets	1,139,199

Total Current Assets	6,422,814

Property and Equipment, Net	9,856,707
Intangible Assets, Net	5,349,252
Investment-At Cost	272,862

Total Assets	21,901,635

Liabilities and Stockholders' Equity
Current Liabilities:
Account payable and accrued expenses	148,161
Payroll payable	35,810
Due to stockholders/officers	1,206,871
Tax payable	117,093
Other current liabilities	14,312

Total Current Liabilities	1,522,247
Minority Interest	—

Total Liabilities	1,522,247

Stockholders' Equity
Series A convertible preferred stock, $0.001 par value, 20,000,000 shares
authorized, 272,250 and 0 shares issued and outstanding, respectively	272
Common stock, $0.001 par value, 100,000,000 shares authorized,
46,592,790 shares issued and outstanding	46,593
Additional paid-in capital	17,867,170
Reserve funds	67,701
Retained earnings (accumulated deficit )	253,464
Accumulated other comprehensive income	2,144,188

Total Shareholders' Equity	20,379,388

Total Liabilities and Stockholders' Equity	$21,901,635

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. (F/K/A UBRANDIT.COM) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended December 31,
	2007	2006
Revenues	$8,639,999	$4,120,716
Cost of Goods Sold	5,312,821	2,253,225

Gross Profit	3,327,178	1,867,491

Operating Expenses
Selling expenses	410,902	166,983
General and administrative expenses	780,786	830,817

Total Operation Expenses	1,191,688	997,800

Income From Operations	2,135,490	869,691

Other Income (Expenses)
Other operation income, net	—	955,623
Related parties rental income (loss)	19,524	(72,930)
Interest income	911	3,644
Loss on disposition of fix assets	(18,422)	—
Other income (expense), net	942	(367)
Acquisition costs	—	(235,233)

Total Other Income	2,955	650,737

Income Before Income Taxes	2,138,445	1,520,428

Provision for Income Taxes	—	—

Income Before Minority Interest	2,138,445	1,520,428

Minority Interest	(16,492)	(7,535)

Net Income	$2,154,937	$1,527,963

Foreign Currency Translation Adjustment	1,290,296	541,944

Comprehensive Income	$3,445,233	$2,069,907

Net Income Per Common Share
-Basic	$0.05	$0.03

-Diluted	$0.00	$0.00

Weight Common Shares Outstanding*
-Basic	46,592,790	46,592,790

-Diluted	2,769,092,790	2,769,092,790

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. (F/K/A UBRANDIT.COM) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,2007 AND 2006

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings / Accumulated	Reserve	Accumulated Other Comprehensive	Total Stockholders'
	No of Shares	Amount	No of Shares	Amount	Capital	(Deficit)	Funds	Income	Equity
Balance as of December 31, 2005	—	$—	128,274,900	$15,521,263	$2,392,772	$(3,361,734)	$—	$311,948	$14,864,249

Merger with AGM	272,250	272	(81,682,110)	(15,474,670)	15,474,398	—	—	—	—

Net income	—	—	—	—	—	1,527,963	—	—	1,527,963

Foreign currency translation	—	—	—	—	—	—	—	541,944	541,944

Balance as of December 31, 2006	272,250	$272	46,592,790	$46,593	$17,867,170	$(1,833,771)	$—	$853,892	$16,934,156

Net income	—	—	—	—	—	2,154,936	—	—	2,154,936

Retain earnings distribution	—	—	—	—	—	(67,701)	67,701	—	—

Foreign currency translation	—	—	—	—	—	—	—	1,290,296	1,290,296

Balance as of December 31, 2007	272,250	$272	46,592,790	$46,593	$17,867,170	$253,464	$67,701	$2,144,188	$20,379,388

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. (F/K/A UBRANDIT.COM) AND SUBSIDIARY
CONSOLIDATED CASH FLOW STATEMENTS

	For Years Ended December 31,
	2007	2006
Cash flows From Operation Activities:
Net Income	$2,154,937	$1,527,963
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	972,162	711,748
Bad debt expenses	222,703	22,087
Loss on disposition of fix, intangible, and other assets	18,422	—
Minority interest's share of net income	(17,372)	(7,535)
Changes in operating assets and liabilities
Accounts receivable	(478,463)	(4,417,335)
Inventories	(74,496)	(59,308)
Other receivable	558,282	(129,552)
Prepaid expenses	(3,447)	(41,917)
Other current assets	(767,622)	(287,282)
Accounts payable and accrued expenses	(2,197,075)	2,236,162
Payroll payable	8,134	16,268
Welfare payable	(14,779)	5,528
Tax payable	(121,416)	222,011
Other current liabilities	(9,926)	16,340

Net Cash Provided by (Used in) Operating Activities	250,044	(184,822)

Cash Flows From Investing Activities
Purchase of property and equipment	(344,714)	(198,758)
Sold property and equipment	84,680	—

Net Cash Used in Investing Activities	(260,034)	(198,758)

Cash Flows From Financing Activities
Proceeds from shareholders contribution for common stock	—	24,917
Payment to shareholders/officers loan	(622,711)	(1,148,613)
Proceeds from shareholders/officers loan	731,753	1,623,346

Net Cash Provided by Financing Activities	109,042	499,650

Net Increase in Cash and Cash Equivalents	99,052	116,070
Effect of Exchange Rate Changes on Cash and Equivalent	(272,305)	128,298
Cash and Equivalents at Beginning of Period	274,589	30,221

Cash and Equivalents at End of Period	$101,336	$274,589

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
There were no cash payment for interest expenses or income taxes during the years ended December 31, 2007 and 2006

See notes to consolidated financial statements.

China Green Material Technologies, Inc. (f/k/a Ulbrandit.com) and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

1.   Organization and Principal Activities

On February 9, 2007, China Green Material Technologies, Inc. (“the Company”), whose name was officially changed from Ubrandit.com on January 14, 2008, acquired all of the outstanding capital stock of Advanced Green Materials, Inc. (“AGM”) by merging AGM into a wholly-owned subsidiary of Ubrandit.com. AGM is a holding company that owns 100% of the registered capital of ChangFangYuan Hi-Tech Environment-Friendly Industry Co., Ltd. (“CHFY “), a corporation organized under the laws of The People’s Republic of China. CHFY is engaged in the business of manufacturing and marketing starch-based, biodegradable tableware and packing materials. All of CHFY’s business is currently in China.

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

AGM was organized under the laws of Nevada on June 8, 2006. It never initiated any business activity. Most of the company’s activities are conducted through its 100% owned equity ownership in CHFY established in Heilongjiang Province of People’s Republic of China. On August 18, 2006, AGM acquired all the ownership interest in CHFY in exchange for shares of common stock.

CHFY was incorporated in Heilongjiang Province of PRC on May 12, 1999. It was formally known as Harbin TianHao Technology Co., Ltd., changed its name to Harbin ChangFangYuan Hi-Tech Industrial Co., Ltd. on September 28, 2004, and then changed its name to Harbin ChangFangYuan Hi-Tech Environment-Friendly Industry Co., Ltd. on September 1, 2006.

From June 1, 2006 (date of inception of Longjun) to March 19, 2007, CHFY owns 95.23% equity ownership of Harbin Longjun Trade Co., Ltd. (“Longjun”), a corporation organized in Heilongjiang Province of People Republic of China (“PRC”) on June 1, 2006. On March 20, 2007, the minority shareholders of Longjun invested additional capital of RMB 800,000 into Longjun, On May 22,2007, Longjun changed its name to Harbin Longjun Industry Development Co.,Ltd, and its individual shareholders invested additional capital of RMB15,000,000 into longjun , including cash of RMB9,200,000 and intangible assets of RMB5,800,000. Simultaneity, CHFY transferred its equity ownership of Longjun in the value of RMB 800,000 to Longjun’s original minority shareholders. Accordingly, CHFY became 16% equity owner of Longjun, and lost its control of Longjun. Longjun engages in wholesale distribution and researches developing of bio-degradable products, and environmental project materials. All businesses of Longjun are currently in China and haven’t generated any products revenue from June 1, 2006 (date of inception of Longjun) to May 22, 2007.

CHFY remained inactive and incurred minor administrative expenses prior to December 31, 2003. Starting from February 2004, CHFY began to search and develop its business focus items. As of September 9, 2005, CHFY issued additional common stock for more funding to support its research, development and operations. On May19, 2006, CHFY accepted the first sales order and started to manufacture its environmental protection starch-based bio-degradable food packing materials and facilities.

2.   Basis of Presentation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). These consolidated financial statements include the financial statements of China Green Material Technologies, Inc. and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying consolidated financial statements are prepared in accordance with US GAAP. This basis of accounting differs from that used in the statutory accounts of some of the Company’s subsidiaries, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises with foreign investment in the PRC (“PRC GAAP”). Necessary adjustments were made to the Subsidiaries’ statutory accounts to conform to US GAAP to be included in these consolidated financial statements.

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

b.   Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currencies of the Company’s subsidiaries are local currencies, primarily the Chinese currency Yuan (“P.R.C” Renminbi). The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

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

d.   Segment Reporting

SFAS 131, Disclosure about Segments of an Enterprise and Related Information, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company operations and managements are conducted as a single operating segment.

e.   Cash and Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

f.   Concentration of Credit Risk

The Company’s financial instruments consist primarily of cash and equivalents, which is invested in money market accounts, accounts receivable, and accounts payable. The Company considers the book value of these instruments to be indicative of their respective fair value. The Company places its temporary cash investments with high credit quality institutions to limit its exposure. Most of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in their respective areas; however, concentrations of credit risk with respect to trade accounts receivable is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

g.   Accounts Receivable

Accounts receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts as of December 31, 2007 and 2006 were $261,887 and $22,087, respectively.

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

i.   Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and equivalents, accounts receivable, inventories, other receivable, prepaid expenses, other current assets, accounts payable and accrued expenses, payroll payable, welfare payable, due to stockholders or officers, taxes payable, and other current liabilities approximate fair value based on the short-term maturity of these instruments.

j.   Property and Equipment

Property and equipment are started at cost less accumulated depreciation and amortization. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets estimated useful lives. Leasehold improvements are amortized over the lesser of the lease term or the asset’s useful lives. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company’s Consolidated Statements of Operations.

k.   Impairment of Long-Lived Assets

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to SFAS No. 144. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operation.

l.   Intangible Assets

Intangible assets include land use right and patent. With the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis. The land use right is being amortized over its estimated life of 50 years, and the patent right is being amortized over its estimated life 20 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally develop intangible assets are expensed as incurred.

m.   Advertising and Marketing Costs

Advertising and marketing costs, except for costs associated with direct-response advertising and marketing, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising and marketing expense were$58,626 and $20,000 for the fiscal year ended December 31, 2007 and 2006, respectively.

n.   Employee Welfare Benefit

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees’ salaries. Starting from the China subsidiary became foreign fully owned company in August 2006, the Company’s China subsidiary expenses were recorded all employee welfare benefit as incurred. The total expense for the above amounted to $6,532 and $26,703 for the years ended December 31, 2007 and 2006.

o.   Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is only the foreign currency translation adjustment.

p.   Income Taxes

The Company will file federal consolidated income taxes return with its US subsidiary and file state franchise tax returns individually. The Company’s PRC subsidiary files income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

The Company follows Statement of Financial Accounting Standards No. 109 — “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

q.   Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51” which clarifies that a noncontrolling interst in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. In addition, it requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 160 will have on its consolidated results of operations, financial position, and financial disclosure.

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141R (revised 2007), “Business Combinations” which replaces FASB Statement No. 141, “Business Combinations”. The Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does in Statement 141R. The scope of Statement 141R is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method accounting – the acquisition method- to all transactions and other events in which on entity obtains control over one or more other businesses, the Statement 141R improves the comparability of the information about business combinations provided in financial reports. SFAS No.141R applies prospectively to business combinations for which that acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently in the process of evaluating the effect, if any, for the future acquisition and combinations.

In February 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” which permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No 159 and 157 will have on its consolidated results of operations, financial position, and cash flows.

4.   Inventories

Inventories on December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006
Raw materials	$96,689	$45,711
Working in process	8,266	6,703
Finished goods	25,112	5,451
Packaging and other	13,083	1,443

Total	$143,150	$59,308

5.   Other Receivable

As of December 31, 2007 and December 31, 2006, other receivable consisted of the following:

	December 31,
	2007	2006
Advance to unrelated parties	$5,318	$179,869
Receivable from fixed assets sold	—	383,384

Total	$5,318	$563,253

6.   Other Current Assets

As of December 31, 2007 and 2006, other current assets consist of following:

	December 31,
	2007	2006
Rent receivable	$71,292	$269,090
Employee travel and operation fee advance	1,050,670	5,394
Security deposit	13,946	4,959
Advance to suppliers	—	10,809
Others	3,291	6,953

Total	$1,139,199	$297,205

The increase of employee travel and operation fee advance is primarily due to the employees advance the money from the Company for purchasing raw materials and fixed assets for the Company in the near future.

7.   Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives listed below:

Estimated Life
Building	20 years
Equipment and machinery	5 to 10 years
Vehicle	5 years
Office equipment	5 years
Leasehold improvements	lower of term of lease or 5 years

Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expended as incurred, whereas significant renewals and betterments are capitalized. The Company had incurred and capitalized the significant repairs and maintenance expenditures $67,466 in the year ended December 31, 2007.

As of December 31, 2007 and 2006, property and equipment at cost, less accumulated depreciation, consisted of the following:

	December 31,
	2007	2006
Building	$5,220,404	$4,879,592
Equipment and machinery	5,934,307	5,335,150
Vehicle	55,569	146,071
Office equipment	92,951	102,750
Leasehold improvement	160,561	87,017

Subtotal	11,463,792	10,550,580
Less: Accumulated depreciation	1,607,085	705,137

Total	$9,856,707	$9,845,443

For the years ended December 31, 2007 and 2006, depreciation expenses amounted to $852,090 and $601,671, respectively.

8.   Intangible Assets, Net

Intangible assets are recorded at its cash equivalent cost in accordance with the cost principle. Cost is defined as the sum of all expenditures made to acquire the rights and privileges. Intangible assets have a limited life because the rights or privileges that give them value terminate or simply disappear. Therefore, the acquisition cost of an intangible asset must be written off over its estimated economic life.

The Company acquired the land use right and patent at September 9, 2005. All intangible assets were contributed by unrelated parties in exchange of the Company’s common stocks. The Company keeps inactive on land use right and patent until January 1, 2006 and May 19, 2006. Accordingly, the Company began to amortize these rights from date it used them.

The intangible assets at cost less amortization consist of the following as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Land use right	$5,148,022	$4,811,936
Patent	444,164	415,166

Subtotal	5,592,186	5,227,102
Less: Accumulated amortization	242,934	110,077

Total	$5,349,252	$5,117,025

For the years ended December 31, 2007 and 2006, amortization expenses amounted to $120,072 and $110,077, respectively. The amortization expense for the next five years is as follows:

2008	120,072
2009	120,072
2010	120,072
2011	120,072
2012	120,072

9.   Investment – At Cost

On March 20, 2007, Longjun’s minority shareholders invested additional capital of RMB800,000 into longjun. On May 22, 2007, Longjun’s individual shareholders invested additional capital of RMB15,000,000 into Longjun. Simultaneity, CHFY transferred its equity ownership of Longjun in the value of RMB 800,000 to Longjun’s original minority shareholders. Accordingly, CHFY became 16% equity owner of Longjun, and lost its control of Longjun on May 22, 2007. CHFY began to record this investment at cost on May 22, 2007.

10.   Due to Shareholders/Officers

Commencing from year 2005, the major shareholders/officers began to advance necessary working capital to the Company to support its research, development, and operations. These amounts are unsecured, non-interest bearing and due on demand. As of the year ended December 31, 2007 and 2006, the net amounts due to the shareholders/officers were $1,206,871 and 1,021,417, respectively.

11.   Income and Other Taxes

a.   Corporation Income Taxes (“CIT”)

The Company will file federal consolidated income tax return with its US subsidiary and state franchise tax individually. The Company’s PRC subsidiary will file income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

In accordance with the relevant PRC tax laws and regulations, the Company’s PRC subsidiary, CHFY, is subject to CIT at a 33% and 30% tax rate before and after September 1, 2006. Since CHFY merged with AGM and became a foreign fully wholly-own company on August 18, 2006, CHFY had been authorized to reduce its income tax rate by 3% to 30% from the regular 33% tax rate starting from the following month of acquisition date,

Due to prior years net operating losses carried forward to offset the net operating income incurred in year 2006, CHFY was not subject to the income taxes for the year ended December 31, 2006.

In accordance with the relevant tax laws and regulations of the PRC, CHFY is entitled to full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2007 was the Company’s first profitable year, CHFY was entitled to a full exemption from CIT for the year starting 2007.

There were no tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 2007 and 2006, and furthermore, there were no valuation allowance as of December 31, 2007 and 2006.

b.   Value Added Tax (“VAT”)

The Company’s PRC subsidiary, CHFY, is subjected to VAT on merchandises sales in PRC. For the years ended December 31, 2006, a small scale tax rate of 6% was applicable. Starting from March 1, 2007, general VAT tax rate of 17% was applicable.

Since the CHFY located in HelongJiang District and belong to Hi-Tech manufacturing Company, China National Tax Authority had authorized CHFY to offset the VAT tax paid for purchasing equipments and machineries with the regular VAT tax collected from sales products of CHFY. This authorization has begun in December 2007.

c.   Business Tax (“BT”)

CHFY also subject to Business Tax, which is charged on the service income at a generate rate of 5% in accordance with the tax law in Harbin District of PRC.

d.   Taxes Payable

As of December 31, 2007 and 2006, tax payable consists of the following:

	December 31,
	2007	2006
Value-added taxes	$117,047	$211,688
Individual income tax withholdings	46	199
City construction, education, and other taxes	—	18,977

Total	$117,093	$230,864

12.   Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share, of which 46,592,790 shares are outstanding as of the year ended December 31, 2007 and 2006, respectively.

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

13.   Reserve Funds

The Company’s subsidiary in PRC is required to maintain certain statutory reserves by appropriating from the profit after taxation in accordance with the relevant laws and regulations in the PRC and articles of association of the subsidiary before declaration or payment of dividends. The reserves form part of the equity of the Company.

The appropriation to the statutory surplus reserve and statutory common welfare fund reserve represent 10 percent and 5 percent of the profits after taxation, respectively. In accordance with the laws and regulations in the PRC, the appropriation to statutory reserve ceased when the balances of the reserve reach 50 percent of the registered capital of the Company.

The reserve funds consisted of the following as of December 31:

	December 31,
	2007	2006
Statutory surplus reserve	$45,134	$—
Statutory common welfare fund reserve	22,567	—

Total	$67,701	$—

14. Lease Commitment

The Company leases certain office spaces, employee living space, storage space, and factory space under operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007.

For Year Ended December 31,
2008	$198,031

Total minimum payments required	$198,031

The total rent expenses for the years ended December 31, 2007 and 2006 were $140,630 and $154,443, respectively.

15.   Other Operation Income, net

For the year ended December 31, 2006, the Company’s PRC subsidiary had revenue from special raw materials sold. Since this is abnormal situation, the Company reported this revenue in other operation, net of its cost and VAT taxes. There is no such situation incurred for the year ended December 31, 2007.

16.   Related Parties Rental Income (Loss)

The Company leases certain building with land use right, and equipment and machinery to its related party under operating leases agreements that originally expired on December 31, 2007 and June 30, 2007 had been extended one more year to December 31, 2008 and June 30, 2008. The rental revenue and cost information consisted of the following:

	December 31,
	2007	2006
Rental income	$394,521	$263,403
Less: Depreciation and amortization	374,997	336,333

Total Rental income (loss)	$19,524	$(72,930)

17.   Basic and Diluted Income per Common Share

The Company accounts for net income per common share in accordance with SFAS 128, Earnings per Share (“EPS”). SFAS 128 requires the disclosure of the potential dilution effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income (loss) per share is determined based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is determined based on the assumption that all dilutive convertible shares and stock options were converted or exercised.

18.   Foreign Subsidiary operations

Substantially all of the Company’s operations are carried out through its subsidiary located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

19.   Concentration of Business

a.   Financial Risks

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

b.   Major Customers

The following summarizes sales to major customers (each 10% or more of sale):

Sales to Number of Percentage

Year Ended	Sales to Major Customers	Number of Customers	Percentage of Total
2007	$7,149,172	1	82.75%
2006	$5,380,904	1	98.65%

c.   Major Suppliers

The following summarized purchases from major suppliers (each 10% or more of purchases):

Year Ended	Purchases to Major Customers	Number of Suppliers	Percentage of Total
2007	$4,363,290	2	97.34%
2006	$1,725,648	2	79.87%

20.   Subsequent Events

On January 14, 2008, Ubrandit.com had officially changed the Company’s name to China Green Material Technologies, Inc. and had been quoted under the new symbol of CAGM.OB. Ubrandit.com used to be quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol UBDT.OB.

Concurrent with the name change and symbol change, the 1 for 150 reverse split had also took effectiveness on January 14, 2008.

On February 29, 2008, the Company announced that the shareholders of its Series A Convertible Preferred Stock had chosen to convert their preferred shares into shares of the Company’s common stock (“Common Stock”). As a result, a total of 18,150,000 shares of Common Stock had been issued in connection with the conversion, and all Series A Convertible Preferred Stock had been cancelled.

Effective February 28, the Board of Directors of the Company accepted the resignation of Mr. Wen Leng, the former Chief Executive Officer, and elected Mrs. Jing Zhu to be the new Chief Financial Officer of our company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Green Material Technologies, Inc.

By: /s/ Zhonghao Su
Zhonghao Su, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on March 27, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhonghao Su
Zhonghao Su, Director,
Chief Executive Officer

/s/ Yang Meng
Yang Meng, Director

/s/ Jing Zhu
Jing Zhu, Director

/s/ Yuhong Wang
Yuhong Wang, Director

|