Form 10-Q
period 2008-03-31
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2008-05-16
CIK 1082384

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [_]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [X]   No [_]

The number of shares of common stock, par value $.001 per share, outstanding as of May 13, 2008 was 18,710,987.

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2008

INDEX

Part I

Financial Information

Item 1. Financial Statements

CHINA GREEN MATERIAL TECHNOLOGIES, INC. (F/K/A UBRANDIT.COM) AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and equivalents	$997,369	$101,336
Accounts receivable, net of allowance for doubtful accounts of $224,580
and $261,887, respectively	4,267,029	4,975,857
Inventories	128,614	143,150
Other receivable	742	5,318
Prepaid expenses	42,666	57,954
Other current assets	346,439	1,139,199

Total Current Assets	5,782,859	6,422,814

Property and Equipment, Net	12,263,577	9,856,707
Intangible Assets, Net	5,532,286	5,349,252
Investment-At Cost	294,962	272,862

Total Assets	23,873,684	21,901,635

Liabilities and Stockholders' Equity
Current Liabilities:
Account payable and accrued expenses	41,777	148,161
Payroll payable	50,765	35,810
Due to stockholders/officers	1,250,501	1,206,871
Tax payable	374,754	117,093
Other current liabilities	9,862	14,312

Total Current Liabilities	1,727,659	1,522,247

Total Liabilities	1,727,659	1,522,247

Stockholders' Equity
Series A convertible preferred stock, $0.001 par value, 20,000,000 shares
authorized, zero and 272,250 shares issued and outstanding, respectively	—	272
Common stock, $0.001 par value, 100,000,000 shares authorized,
18,710,987 and 46,592,790 shares issued and outstanding, respectively	18,711	46,593
Additional paid-in capital	17,895,324	17,867,170
Reserve funds	205,847	67,701
Retained earnings	1,032,106	253,464
Accumulated other comprehensive income	2,994,037	2,144,188

Total Shareholders' Equity	22,146,025	20,379,388

Total Liabilities and Stockholders' Equity	$23,873,684	$21,901,635

See notes to consolidated financial statements

CHINA GREEN MATERIAL TECHNOLOGIES, INC. (F/K/A UBRANDIT.COM) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For Three Months Ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues	$2,273,495	$1,591,143
Cost of Goods Sold	1,189,640	903,865

Gross Profit	1,083,855	687,278

Operating Expenses
Selling expenses	(7,207)	79,004
General and administrative expenses	179,113	218,687

Total Operation Expenses	171,906	297,691

Income From Operations	911,949	389,587

Other Income (Expenses)
Related parties rental income	4,653	4,886
Interest income	74	247
Other income (expense), net	112	(55)

Total Other Income	4,839	5,078

Income Before Income Taxes	916,788	394,665

Provision for Income Taxes	—	—

Income Before Minority Interest	916,788	394,665

Minority Interest	—	(5,827)

Net Income	$916,788	$400,492

Foreign Currency Translation Adjustment	849,849	180,266

Comprehensive Income	$1,766,637	$580,758

Net Income Per Common Share
-Basic	$0.14	$0.06

-Diluted	$0.14	$0.06

Weight Common Shares Outstanding*
-Basic	6,610,987	6,610,987

-Diluted	6,610,987	6,610,987

* As restated to reflect recapitalization and the subsequent reverse stock split.

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. (F/K/A UBRANDIT.COM) AND SUBSIDIARY
CONSOLIDATED CASH FLOW STATEMENTS (UNAUDITED)

	For Three Months Ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$916,788	$400,492
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	266,361	238,194
Bad debt expenses	(46,007)	8,252
Minority interest's share of net income	—	(5,827)
Changes in operating assets and liabilities
Accounts receivable	920,144	(1,650,510)
Inventories	19,518	(7,011)
Other receivable	4,605	390,017
Prepaid expenses	16,941	21,068
Other current assets	806,181	(303,251)
Accounts payable and accrued expenses	(108,002)	698,151
Payroll payable	12,988	(5,666)
Welfare payable	—	(154)
Tax payable	243,143	87,930
Other current liabilities	(4,832)	(11,589)

Net Cash Provided by (Used in) Operating Activities	3,047,829	(139,904)

Cash Flows From Investing Activities
Purchase of property and equipment	(2,249,136)	(52,477)

Net Cash Used in Investing Activities	(2,249,136)	(52,477)

Cash Flows From Financing Activities
Proceeds from minority shareholders contribution	—	103,466
Repayment for loans from shareholders/officers	(9,902)	(216,329)
Proceeds from shareholders/officers loans	4,791	525,735

Net Cash (Used in) Provided by Financing Activities	(5,111)	412,872

Net Increase in Cash and Cash Equivalents	793,581	220,491
Effect of Exchange Rate Changes on Cash and Equivalent	102,452	1,311
Cash and Equivalents at Beginning of Period	101,336	274,589

Cash and Equivalents at End of Period	$997,369	$496,391

See notes to consolidated financial statements.

UBRANDIT.COM AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Organization and Principal Activities

On January 14, 2008 China Green Material Technologies, Inc. (“the company”), officially changed its name from Ubrandit.com and had been quoted under the new symbol of CAGM.OB. Ubrandit.com used to be quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol UBDT.OB.

Concurrent with the name and symbol change, the 1 for 150 reverse split had also took effectiveness on January 14, 2008. For the shareholders who had shares less 100 after reverse split obtained 100 shares.

On February 29, 2008, the Company announced that the shareholders of its Series A Convertible Preferred Stock had chosen to convert their preferred shares into shares of the Company’s common stock (“Common Stock”). As a result, a total of 18,150,000 shares of Common Stock had been issued in connection with the conversion, and all Series A Convertible Preferred Stock had been cancelled.

On February 29, 2007, the company acquired all of the outstanding capital stock of Advanced Green Materials, Inc. (“AGM”) by merging AGM into a wholly-owned subsidiary of the company. AGM is a holding company that owns 100% of the registered capital of ChangFangYuan Hi-Tech Environment-Friendly Industry Co., Ltd. (“CHFY “), a corporation organized under the laws of The People’s Republic of China. CHFY is engaged in the business of manufacturing and marketing starch-based, biodegradable tableware and packing materials. All of CHFY’s business is currently in China.

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

From June 1, 2006 (date of inception of Longjun) to March 19, 2007, CHFY owns 95.23% equity ownership of Harbin Longjun Trade Co., Ltd. (“Longjun”), a corporation organized in Heilongjiang Province of People Republic of China (“PRC”) on June 1, 2006. On March 20, 2007, the minority shareholders of Longjun invested additional capital of RMB 800,000 into Longjun,On May 22,2007, Longjun changed its name to Harbin Longjun Industry Development Co.,Ltd, and its individual shareholders invested additional capital of RMB15,000,000 into longjun , including cash of RMB9,200,000 and intangible assets of RMB5,800,000. Simultaneity, CHFY transferred its equity ownership of Longjun in the value of RMB 800,000 to Longjun’s original minority shareholders. Accordingly, CHFY became 16% equity owner of Longjun, and lost its control of Longjun. Longjun engaged in wholesale distribution and researches developing of bio-degradable products, and environmental project materials. All businesses of Longjun are currently in China and haven’t generated any products revenue as of May 22, 2007.

2.   Basis of Presentation – interim financial statements

The unaudited consolidated financial statements of the company and its subsidiaries (“the company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the company’s Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

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

b.  Foreign Currency Translation

The reporting currency of the company is the U.S. dollar. The functional currencies of its subsidiaries are local currencies, primarily the Chinese currency Yuan (“P.R.C” Renminbi). The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

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

d.  Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” which clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, it requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15,2008 ( that is ,January 1,2009, for entities with calendar year-ends). Earlier adoption is prohibited. The company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 160 will have on its consolidated results of operations, financial position, and financial disclosure.

In December 2007, the financial Accounting Standard Board (“FASB”) issued SFAS No. 141R (revised 2007), “Business Combinations” which replaces FASB Statement No. 141, “Business Combinations”. The Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does in Statement 141R. The scope of Statement 141R is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method accounting-the acquisition method- to all transactions and other events in which on entity obtains control over one or more other business, the Statement 141R improves the comparability of the information about business combinations provided in financial reports. SFAS No. 141R applies prospectively to business combinations for which that acquisition dateis on or after the beginning of the first annual reporting period beginning on or after December 15,2008. An entity may not apply it before that date. The Company is currently in the process of evaluating the effect, if any, for the future acquisition and combinations.

In February 2007, the Financial Accounting Standard Board “FASB”) issued SFAS No. 159, ” The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” which permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No.159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15,2007, Early adoption is permitted as of the beginning of fiscal year that begins on or before November 15,2007, provided the entity also elects to apply the provisions of FASB Statement No.157, “Fair Value Measurements”. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No 159 and 157 will have on its consolidated results of operations, financial position, and cash flows

4.  Inventories

Inventories on March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,2008	December 31,2007
	Unaudited	Audited
Raw materials	$71,883	$96,689
Work in process	7,909	8,266
Finished goods	33,738	25,112
Packaging and other	15,084	13,083

Total	$128,614	$143,150

5.  Other Receivable

As of March 31, 2008 and December 31, 2007, other receivable consisted of the following:

	March 31,2008	December 31,2007
	Unaudited	Audited
Advance to unrelated parties	$742	$5,318

Total	$742	$5,318

6.  Other Current Assets

As of March 31, 2008 and December 31, 2007, other current assets consist of following:

	March 31,2008	December 31,2007
	Unaudited	Audited
Rent receivable	$181,125	$71,292
Employee travel and operation fee advance	146,148	1,050,670
Security deposit	15,507	13,946
Others	3,659	3,291

Total	$346,439	$1,139,199

7.  Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives listed below:

Estimated Life
Building	20 years
Equipment and machinery	5 to 10 years
Vehicle	5 years
Office equipment	5 years
Leasehold improvements	lower of term of lease or 5 years

As of March 31, 2008 and December 31, 2007, property and equipment at cost, less accumulated depreciation, consisted of the following:

	March 31,2008	December 31,2007
	Unaudited	Audited
Building	$5,430,798	$5,220,404
Equipment and machinery	8,414,408	5,934,307
Vehicle	57,808	55,569
Office equipment	102,927	92,951
Leasehold improvement	169,004	160,561

Subtotal	14,174,945	11,463,792
Less: Accumulated depreciation	1,911,368	1,607,085

Total	$12,263,577	$9,856,707

For the three months ended March 31, 2008 and 2007, depreciation expenses amounted to $234,490 and $208,773, respectively.

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

The company acquired the land use right and patent right at September 9, 2005. All intangible assets were contributed by unrelated parties in exchange of its common stocks. The company kept inactive on land use right and patent right until January 1, 2006 and May 19, 2006. Accordingly, the company starts to amortize these rights from date it used them.

The intangible assets at cost less amortization consist of the following as of March 31, 2008 and December 31, 2007:

	March 31,2008	December 31,2007
	Unaudited	Audited
Land use right	$5,355,500	$5,148,022
Patent	462,065	444,164

Subtotal	5,817,565	5,592,186
Less: Accumulated amortization	285,279	242,934

Total	$5,532,286	$5,349,252

For the three months ended March 31, 2008 and 2007 amortization expense amounted to $31,871 and $29,421, respectively. The amortization expense for the next five years is as follows:

Quarter Ended March 31
2009	127,482
2010	127,482
2011	127,482
2012	127,482
2013	127,482

9.   Investment – At Cost

On March 20, 2007, Longjun’s minority shareholders invested additional capital of RMB0.8 million into longjun. On May 22, 2007, Longjun’s individual shareholders invested additional capital of RMB15 million into Longjun. Simultaneity, CHFY transferred its equity ownership of Longjun in the value of RMB0.8 million to Longjun’s original minority shareholders. Accordingly, CHFY became 16% equity owner of Longjun, and lost its control of Longjun on May 22, 2007. CHFY began to record this investment at cost on May 22, 2007.

10.   Due to Shareholders/Officers

Commencing from year 2005, the major shareholders/officers began to advance necessary working capital to the Company to support its research, development, and operations. These amounts are unsecured, non-interest bearing and due on demand. As of March 31, 2008 and December 31, 2007, the net amounts due to the shareholders/officers were $1,250,501 and 1,206,871, respectively.

11.   Income and Other Taxes

a.   Corporation Income Taxes (“CIT”)

The Company will file federal consolidated income tax return with its subsidiary and state franchise tax individually. The Company’s PRC subsidiary will file income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

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

In accordance with the relevant tax laws and regulations of the PRC, CHFY is entitled to full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2007 was the Company’s first profitable year, CHFY was entitled to a full exemption from CIT for the year 2007 and 2008.

There were no tax effects of temporary differences that give rise to significant portions of deferred tax assets as of March 31, 2008 and 2007, and furthermore, there were no valuation allowance as of March 31, 2008 and 2007. Commencing from January 2008, China government had adjusted the regular CIT tax rate from 33% to 25%.

b.  Value Added Tax (“VAT”)

The Company’s PRC subsidiary, CHFY, is subjected to VAT on merchandises sales in PRC. For the years ended December 31, 2006, a small scale tax rate of 6% was applicable. Commencing from March 1, 2007, general VAT tax rate of 17% was applicable. Since the CHFY located in HelongJiang District and belong to Hi-Tech manufacturing Company, China National Tax Authority had authorized CHFY to offset the VAT tax paid for purchasing equipments and machineries with the regular VAT tax collected from sales products of CHFY. This authorization has begun in December 2007.

c.  Taxes Payable

As of March 31, 2008 and December 31, 2007, tax payable consists of the following:

	March 31,2008	December 31,2007
	Unaudited	Audited
Value-added taxes	$374,699	$117,047
Individual income tax withholdings	55	46

Total	$374,754	$117,093

12.   Stockholders’ Equity

The company was authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share, of which 18,710,987 and 46,592,790 shares are outstanding as of March 31, 2008 and December 31, 2007, respectively.

Holders of the Common Stock are entitled to one vote for each share in the election of directors and in all other matters to be voted on by the stockholders. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors with respect to the Common Stock out of funds legally available therefore and, in the event of liquidation, dissolution or winding up of the company, to share ratably in all assets remaining after payment of liabilities. The holders of Common Stock have no pre-emptive or conversions rights and are not subject to further calls or assessments. There are no redemption or sinking fund provisions applicable to the Common Stock. The Common Stock currently outstanding is validly issued, fully paid and non-assessable.

The Company is also authorized to issue 20,000,000 shares of Preferred Stock, $0.001 par value. The Articles of Incorporation gives the Board of Directors the authority to divide Preferred Stock into series, and to designate the rights and preferences of each series.

On February 9, 2007, the Company acquired all the outstanding capital stock of AGM by the merger of AGM into a wholly-owned subsidiary of the Company. In connection with the closing of the merger on February 9, 2007, the Company issued to the shareholders of AGM 272,250 shares of Series A Convertible Preferred Stock, which is convertible into 2,722,500,000 shares of its common stock. The holder of the Series A stock may cast 2,722,500,000 votes at any meeting of its shareholders.

On January 14,2008, the 1 for 150 reverse split had also took effectiveness, For the shareholders who had shares less 100 after reverse split obtained 100 shares.

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

The reserve funds consisted of the following as of March 31, 2008 and December 31, 2007

	March 31,2008	December 31,2007
	Unaudited	Audited
Statutory surplus reserve	$137,231	$45,134
Statutory common welfare fund reserve	68,616	22,567

Total	$205,847	$67,701

14.   Lease Commitments

The company leases certain sales representation offices, general and administrative office, employee living space, and factory space under operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms as of March 31, 2008.

Quarter Ended March 31,
2009	$146,969

Total minimum payments required	$146,969

The total rent expenses for the three months ended March 31, 2008 and 2007 were $50,402 and $37,792, respectively.

15.   Related Parties Rental Income

The company lease out certain unused building with land use right, and equipment and machinery to its related party under operating leases agreements that originally expired on December 31, 2007 and June 30, 2007 had been extended for one year to December 31, 2008 and June 30, 2008, respectively. The rental revenue and cost information for three months ended March 31, 2008 and 2007 consisted of the following:

	March 31,2008	December 31,2007
	Unaudited	Audited
Rental income	$104,716	$96,668
Less: Depreciation and amortization	100,063	91,782

Total Rental Income	$4,653	$4,886

16.   Basic and Diluted Income per Common Share

The company account for net income per common share in accordance with SFAS 128, Earnings per Share (“EPS”). SFAS 128 requires the disclosure of the potential dilution effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income (loss) per share is determined based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is determined based on the assumption that all dilutive convertible shares were converted or exercised.

17.   Foreign Subsidiary Operations

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

18.   Concentration of Business

The company provides credit in the normal course of business. The company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

a.  Major Customers

The following summarizes sales to major customers (each 10% of more of sales):

Three Months Ended Year Ended	Sales to Major Customers	Number of Customers	Percentage of Total
2008	$2,210,680	5	97.24%
2007	$1,559,002	1	97.98%

b.  Major Suppliers

The following summarizes purchases from major suppliers (each 10% of more of purchases):

Three Months Ended Year Ended	Purchase from Major Suppliers	Number of Suppliers	Percentage of Total
2008	$933,386	2	99.40%
2007	$718,679	2	97.55%

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        We are engaged in the development, manufacture, export and distribution of biodegradable consumer packaging materials in the PRC. The basic material we use is a starch-based compound that is non-toxic, microwaveable, fire retardant, odor-free, and durable under temperatures ranging from -20°C up to 150°C. In addition, our products have conformed to the world industrial 4R and 1D Standard (Reduced consumption, Recyclable, Refillable, Reusable and Degradable). We currently offer over 100 product specifications, which mainly include tableware and various other consumer packaging materials.

        We launched the current line of business in 2004 after we obtained a patent from our Chief Technology Officer Guiliang Ji for the production of biodegradable materials, and manufacturing facilities from a shareholder, Dejun Jia, through our wholly-owned operating subsidiary in China, Chang Fang Yuan Hi-Tech Environmental Friendly Industrial Co., Ltd. (Chang Fang Yuan). Since then, Chang Fang Yuan has primarily engaged in research, development, and subsequently production and sales of starch-based biodegradable consumer packing materials.

        Up until October 2006 the Company was engaged entirely in the product development, the establishment of the manufacturing facilities and the marketing relationships. Hence we recorded no revenue during 2004, 2005 and the first nine months of 2006. The losses that the Company incurred in the aforesaid periods were mainly attributable to the administrative expenses of carrying out the new business plan.

        We realized our first revenue in the last nine months of 2006, during which the Company completed $4,120,716 in sales. However, that revenue arose primarily from our primary independent distributor, Weihai Qiancheng Import & Export Co. Ltd. (“Weihai Qiancheng”). Our revenue and customer base diversified as we entered into 2007 and 2008. As of May 15 2008, we have three branch sales offices in Northeastern China in cities of Dalian, Qingdao and Jinan and expect new customers developed in the region to increase purchase from us gradually.

        Revenue   Total revenues were approximately $2.3 million for the quarter ended March 31, 2008 as compared to approximately $1.6 million for the quarter ended March 31, 2007, an increase of approximately, $0.7 million or 43 percent, as we continued to expand our sales efforts and customer base. Revenues generated from Weihai Qiancheng were reduced to 24% in the quarter ended March 31 2008 as compared to that of 98% during the quarter ended March 31 2007.

        Cost of Goods Sold   Cost of goods sold for the quarter ended March 31, 2008 was approximately $1.2 million or 52 percent of revenues, as compared to approximately $0.9 million or 57 percent of revenues for the quarter ended March 31, 2007. Gross margin for the quarter ended March 31, 2008 was 48 percent, which is higher than the gross margin of 43 percent for the same period of 2007. The gross margin increased mainly as a result of increased sales in the high-margin tableware during the current quarter.

        Selling Expenses   Selling expenses were $-7,207 in the quarter ended March 31, 2008, as compared to $79,004 in the same period last year. During the quarter, we reversed the bad debt expenses in amount of $46,858 we originally recorded in 2007 as we successfully collected the relevant accounts. It is also generally our policy to provide for the allowance for doubtful accounts at 5‰ of our accounts receivable balance. Excluding this one-time write-back, our selling expenses would be $39,651, decreased 50% from the same period last year mainly as we reduced employees’ salaries, freight, printing, publication, and depreciation expenses. We have opened up sales branches offices in order to strengthen the distribution capabilities in the current year, moving away from the previous marketing strategy of spending aggressively on advertising during 2007.

        General and Administrative Expenses   General and administrative expenses decreased by 18 percent from $218,687 in the quarter ended March 31, 2007 to $179,113 in quarter ended March 31, 2008. The decrease was mainly due to the higher warming utilities fee, rent, entertainment, traveling, and welfare expenses paid during the quarter ended March 31 2007 compared to the current quarter.

        Operating Expenses  Operating expenses were $171,906 for the quarter ended March 31, 2008 as compared to $279,691 for the quarter ended March 31, 2007, a decrease of $125,785 million or 42 percent. Excluding this one-time write-back related to the accounts receivable, the operating expenses would decrease $78,927 or 27 percent compared to the same period 2007 mainly as we reduced our selling, general and administrative expenses during the current quarter.

        Income from Operations  Income from operations was approximately $0.9 million for the quarter ended March 31, 2008 as compared to approximately $0.4 million for the quarter ended March 31, 2007, an increase of approximately $0.5 million or 134 percent. The increase was mainly due to the increase in our revenues, higher gross margin as well as the lower operating expenses in the current quarter.

        Other Income  Total other income was $4,839 for the quarter ended March 31, 2008 as compared to $5,078 for the quarter ended March 31, 2007. The other income declined slightly as we generated slightly less rental income from related parties.

        Income Tax  Under the laws of the PRC, Chang Fang Yuan, as a wholly foreign owned enterprise, is subject to the corporate income tax exemption during its first and second profitable years and a 50% reduction in income tax in the subsequent three years. 2007 was Chang Fang Yuan’s first profitable year and hence it was entitled to the income tax exemption during the current quarter.

        Net Income  Our net income was approximately $916,788 for the quarter ended March 31, 2008 as compared to approximately $400,492 for the quarter ended March 31, 2007, an increase of $516,296 or 132 percent. The fully diluted EPS was $0.14 in the quarter ended March 31 2008 compared to that of $0.06 in the same period 2007.

        Foreign Currency Translation Adjustment  Our major operations are in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese Renminbi. Sales of the Company’s products are in Renminbi. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. In 2007, the RMB kept on appreciating to the dollar. As of March 31, 2008, the market foreign exchanges rate was increased to 7.012 RMB to one dollar. The financial statements of Chang Fang Yuan (whose functional currency is the RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. The foreign currency translation gain for the quarters ended March 31, 2008 and 2007 were $849,849 and $180,266, respectively.

        Liquidity and Capital Resources

        The Company’s operations were initially capitalized by the combination of cash contributed to Chang Fang Yuan with a manufacturing facility and intellectual property contributed by the Company’s shareholders. Since that time the Company had funded operations primarily by means of loans from its shareholders and management in addition to its internally generated cash flow. As a result, on March 31, 2008, the Company owed $1,250,501 to certain members of its management and shareholders. These said loans do not bear interest and are due on demand, and thus they were recorded as current liabilities. It is the intention of the relevant management members and shareholders that the Company will not repay the loans during the recent expansionary years.

        On March 31, 2008 the Company had the working capital of $4,055,200, decreased in amount of $845,367 as compared to December 31, 2007 as its accounts receivable balance decreased significantly while its VAT payable increased proportionally with the revenue growth as at the end of the current quarter. The net result of the Company’s growth in net income, reduced accounts receivable balance, and decreased balance in other current assets collectively led to a positive cash inflow from operations in amount of $3,047,829 for the quarter ended March 31, 2008.

        Net cash used in investing activities was approximately $2.2 million in the quarter ended March 31, 2008, compared with $52,477 in the same period 2007. The increase was primarily attributable to the purchase of new machinery and equipment as we expected business expansion.

        Net cash outflow from financing activities was $5,111 in the quarter ended March 31, 2008, compared with a net cash inflow from financing activities of $412,872 in the same period 2007.

        Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition or results of operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

        A smaller reporting company is not required to provide the information required by this Item.

Item 4T.   Controls and Procedures

        Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2008. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2008 for the purposes described in this paragraph.

        Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

         None

Item 1A.   Risk Factors

        A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

      (a) Unregistered sales of equity securities

        On February 9, 2007, the Company acquired all of the outstanding capital stock of Advanced Green Materials, Inc. In exchange for that equity, the Company issued to the shareholders of Advanced Green Materials, Inc. 272,250 shares of Series A Convertible Preferred Stock, which is convertible into 2,722,500,000 shares of Ubrandit.com common stock. The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about the Company and who were acquiring the shares for their own accounts. There was no underwriter.

      (b) Purchases of equity securities

      None

Item 3.   Defaults Upon Senior Securities

      None

Item 4.   Submission of Matters to a Vote of Security Holders

      None

Item 5.   Other Information

      None

Item 6.   Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2008	China Green Material Technologies, Inc. By: /s/ Zhonghao Su Zhonghao Su, Chief Executive Officer