Form 10-Q
period 2008-06-30
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2008-08-14
CIK 1082384

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

00-86-451-82695957
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

The number of shares of common stock, par value $.001 per share, outstanding as of August 11, 2008 was 18,710,987.

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED June 30, 2008
INDEX
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements	3

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3: Quantitative and Qualitative Disclosures about Market Risk	14

Item 4T: Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1: Legal Proceedings	15

Item 1A: Risk Factors	15

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3: Defaults Upon Senior Securities	14

Item 4: Submission of Matters to a Vote of Security Holders	15

Item 5: Other Information	15

Item 6: Exhibits	15

Item 1. Financial Statements

CHINA GREEN MATERIAL TECHNOLOGIES, INC. (F/K/A UBRANDIT.COM) AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and equivalents	$1,846,330	$101,336
Accounts receivable, net of allowance for doubtful accounts of $203,252
and $261,887, respectively	3,861,783	4,975,857
Inventories	1,227,374	143,150
Other receivable	483	5,318
Prepaid expenses	18,100	57,954
Other current assets	250,844	1,139,199

Total Current Assets	7,204,914	6,422,814

Property and Equipment, Net	12,252,702	9,856,707
Intangible Assets, Net	5,622,330	5,349,252
Investment-At Cost	307,679	272,862

Total Assets	25,387,625	21,901,635

Liabilities and Stockholders' Equity
Current Liabilities:
Account payable and accrued expenses	62,972	148,161
Payroll payable	49,367	35,810
Due to stockholders/officers	1,273,166	1,206,871
Tax payable	5,362	117,093
Other current liabilities	6,706	14,312

Total Current Liabilities	1,397,573	1,522,247

Total Liabilities	1,397,573	1,522,247

Stockholders' Equity
Series A convertible preferred stock, $0.001 par value, 20,000,000 shares
authorized, zero and 272,250 shares issued and outstanding, respectively	—	272
Common stock, $0.001 par value, 100,000,000 shares authorized,
18,710,987 and 46,592,790 shares issued and outstanding, respectively	18,711	46,593
Additional paid-in capital	17,895,324	17,867,170
Reserve funds	406,703	67,701
Retained earnings	2,152,927	253,464
Accumulated other comprehensive income	3,516,387	2,144,188

Total Shareholders' Equity	23,990,052	20,379,388

Total Liabilities and Stockholders' Equity	$25,387,625	$21,901,635

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. (F/K/A UBRANDIT.COM) AND SUBSIDIARY CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$3,195,849	$2,322,403	$5,469,344	$3,913,546
Cost of Goods Sold	1,569,370	1,516,766	2,759,010	2,420,631

Gross Profit	1,626,479	805,637	2,710,334	1,492,915

Operating Expenses
Selling expenses	60,810	30,108	53,603	109,112
General and administrative expenses	249,038	157,955	428,151	376,642

Total Operation Expenses	309,848	188,063	481,754	485,754

Income From Operations	1,316,631	617,574	2,228,580	1,007,161

Other Income (Expenses)
Related parties rental income	4,789	4,866	9,442	9,752
Interest income	680	61	754	308
Other income (expenses), net	(423)	63	(311)	8

Total Other Income	5,046	4,990	9,885	10,068

Income Before Income Taxes	1,321,677	622,564	2,238,465	1,017,229

Provision for Income Taxes	—	—	—	—

Income Before Minority Interest	1,321,677	622,564	2,238,465	1,017,229

Minority Interest	—	483	—	(5,344)

Net Income	$1,321,677	$622,081	$2,238,465	$1,022,573

Foreign Currency Translation Adjustment	522,350	259,386	1,372,199	439,652

Comprehensive Income	$1,844,027	$881,467	$3,610,664	$1,462,225

Net Income Per Common Share
-Basic	$0.07	$1.11	$0.18	$1.82

-Diluted	$0.07	$0.03	$0.18	$0.05

Weight Common Shares Outstanding*
-Basic	18,710,987	560,987	12,660,987	560,987

-Diluted	18,710,987	18,710,987	12,660,987	18,710,987

* As restated to reflect recapitalization and the subsequent reverse stock split.
See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. (F/K/A UBRANDIT.COM) AND SUBSIDIARY
CONSOLIDATED CASH FLOW STATEMENTS

	For Six Months Ended June 30,
	2008	2007
	Unaudited	Unaudited
Cash flows From Operation Activities:
Net Income	$2,238,465	$1,022,573
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	594,786	474,428
Bad debt expense reversed	(73,131)	(8,839)
Minority interest's share of net income	—	(5,344)
Changes in operating assets and liabilities
Accounts receivable	1,415,399	1,767,732
Inventories	(1,010,948)	(384)
Other receivable	4,864	538,989
Prepaid expenses	40,934	33,763
Other current assets	903,331	157,132
Accounts payable and accrued expenses	(88,948)	(2,111,362)
Payroll payable	10,609	(3,562)
Welfare payable	—	(5,919)
Tax payable	(112,051)	472,272
Other current liabilities	(8,006)	34,640

Net Cash Provided by Operating Activities	3,915,304	2,366,119

Cash Flows From Investing Activities
Purchase of property and equipment	(2,315,742)	(41,564)

Net Cash Used in Investing Activities	(2,315,742)	(41,564)

Cash Flows From Financing Activities
Payment to officers/shareholders loans	(20,299)	(548,378)
Proceeds from officers/shareholders loans	9,807	549,784

Net Cash (Used in ) Provided by Financing Activities	(10,492)	1,406

Net Increase in Cash and Cash Equivalents	1,589,070	2,325,961
Effect of Exchange Rate Changes on Cash and Equivalent	155,924	(149,839)
Cash and Equivalents at Beginning of Period	101,336	274,589

Cash and Equivalents at End of Period	$1,846,330	$2,450,711

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES,INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Organization and Principal Activities

On January 14, 2008 China Green Material Technologies, Inc. (“the company”), officially changed its name from Ubrandit.com and began to quote under the new symbol of CAGM.OB. Ubrandit.com used to be quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol UBDT.OB.

Concurrent with the name and symbol change, the 1 for 150 reverse split had also taken effectiveness on January 14, 2008. For the shareholders who had shares less than 100 after the reverse split obtained 100 shares.

On February 29, 2008, the Company announced that the shareholders of its Series A Convertible Preferred Stock had chosen to convert their preferred shares into Company’s common stock (“Common Stock”). As a result, a total of 18,150,000 shares of Common Stock had been issued in connection with the conversion, and all Series A Convertible Preferred Stocks had been cancelled.

On February 9, 2007, the company acquired all of the outstanding capital stock of Advanced Green Materials, Inc. (“AGM”) by merging AGM into a wholly-owned subsidiary of the company. AGM is a holding company that owns 100% of the registered capital of ChangFangYuan Hi-Tech Environment-Friendly Industry Co., Ltd. (“CHFY “), a corporation organized under the laws of The People’s Republic of China. CHFY is engaged in the business of manufacturing and marketing of starch-based biodegradable tableware and packing materials. All of CHFY’s business is currently in China.

AGM was organized under the laws of Nevada on June 8, 2006. It never initiated any business activity. Most of the company’s activities are conducted through its 100% owned equity ownership in CHFY established in Heilongjiang Province of People’s Republic of China. On August 18, 2006, AGM acquired all the outstanding 128,274,900 shares capital stock of CHFY.

CHFY was incorporated in Heilongjiang Province of PRC on May 12, 1999. It was formally known as Harbin TianHao Technology Co., Ltd., later, the company changed its name to Harbin ChangFangYuan Hi-Tech Industrial Co., Ltd. on September 28, 2004, and then changed its name to Harbin ChangFangYuan Hi-Tech Environment-Friendly Industry Co., Ltd. on September 1, 2006.

From June 1, 2006 (date of inception of Longjun) to March 19, 2007, CHFY owns 95.23% equity ownership of Harbin Longjun Trade Co., Ltd. (“Longjun”), a corporation organized in Heilongjiang Province of People Republic of China (“PRC”) on June 1, 2006. On March 20, 2007, the minority shareholders of Longjun invested additional capital of RMB 800,000 into Longjun, On May 22,2007, Longjun changed its name to Harbin Longjun Industry Development Co.,Ltd, and its individual shareholders invested additional capital of RMB15,000,000 into longjun , including cash of RMB9,200,000 and intangible assets of RMB5,800,000. Simultaneity, CHFY transferred its equity ownership of Longjun in the value of RMB 800,000 to Longjun’s original minority shareholders. Accordingly, CHFY became 16% equity owner of Longjun, and lost its control of Longjun. Longjun engaged in the wholesale distribution and R&D of bio-degradable products and environmental project materials. All businesses of Longjun are currently in China and Longjun hasn’t generated any products revenue as of May 22, 2007.

2.    Basis of Presentation – interim financial statements

The unaudited consolidated financial statements of the company and its subsidiaries (“the company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which is, in the opinion of the management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the company’s Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated.

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

b.   Foreign Currency Translation

The reporting currency of the company is the U.S. dollar. The functional currencies of its subsidiaries are local currencies, primarily the Chinese currency Yuan (“P.R.C” Renminbi). The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the conversion of revenues and expenses. Translation adjustments resulting from the process of translating the local currency of the financial statements into U.S. dollars are included in other comprehensive income or loss.

c.   Revenue Recognition

Revenue includes sales of products and services. Product revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers, net of allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Deferred revenue represents the undelivered portion of invoiced value of goods sold to customers. Service income is recognized when services are provided. Revenue from service contracts, for which the company is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as customer deposits. Revenue represents net of value added taxes (“VAT”) for the sales revenue from PRC subsidiaries. There are no sales incurred for the period from May 12, 1999 (date of inception) to April 30, 2006.

d.   Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 indicates the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing SFAS 162 to achieve that result. SFAS 162 also identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is in the process of evaluating the new disclosure requirements under SFAS 162.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.161,“Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format;(2) the disclosure of derivative features that are credit risk-related; and (3)cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends)., with early application encouraged. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

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

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141‘s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS 141R will have on its financial statements.

4.    Inventories

Inventories on June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Raw materials	$1,087,186	$96,689
Work in process	7,425	8,266
Finished goods	132,365	25,112
Packaging and other	398	13,083

Total	$1,227,374	$143,150

5.    Other Receivable

As of June 30, 2008 and December 31, 2007, other receivable consisted of the following:

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Advance to unrelated parties	$483	$5,318

Total	$483	$5,318

6.    Other Current Assets

As of June 30, 2008 and December 31, 2007, other current assets consist of following:

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Rent receivable	$109,344	$71,292
Employee travel and operation fee advance	123,875	1,050,670
Security deposit	15,852	13,946
Others	1,773	3,291

Total	$250,844	$1,139,199

7.    Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives listed below:

Estimated Life
Building	20 years
Equipment and machinery	5 to 10 years
Vehicle	5 years
Office equipment	5 years
Leasehold improvements	lower of term of lease or 5 years

As of June 30, 2008 and December 31, 2007, property and equipment, at cost less accumulated depreciation, consisted of the following:

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Building	$5,551,859	$5,220,404
Equipment and machinery	8,617,712	5,934,307
Vehicle	59,097	55,569
Office equipment	105,957	92,951
Leasehold improvement	172,771	160,561

Subtotal	14,507,396	11,463,792
Less: Accumulated depreciation	2,254,694	1,607,085

Total	$12,252,702	$9,856,707

For the six months ended June 30, 2008 and 2007, depreciation expenses amounted to $530,114 and $415,705, respectively.

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

The company acquired the land use right and patent right at September 9, 2005. All intangible assets were contributed by unrelated parties in exchange of its common stocks. The company kept inactive on land use right and patent right until January 1, 2006 and May 19, 2006. Accordingly, the company starts to amortize these rights from date it used them. The patent right is no longer used since September 2007. The owner did not provide the specific using method of the patent and the company later developed new technology.

The intangible assets at cost less amortization consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Land use right	$5,474,882	$5,148,022
Patent	472,365	444,164

Subtotal	5,947,247	5,592,186
Less: Accumulated amortization	324,917	242,934

Total	$5,622,330	$5,349,252

For the six months ended June 30, 2008 and 2007 amortization expense amounted to $64,672 and $58,723, respectively.

The amortization expense for the next five years is as follows:

Quarter Ended June 30
2009	129,344
2010	129,344
2011	129,344
2012	129,344
2013	129,344

9.    Investment – At Cost

On March 20, 2007, Longjun’s minority shareholders invested additional capital of RMB 0.8 million into longjun. On May 22, 2007, Longjun’s individual shareholders invested additional capital of RMB15 million into Longjun. Simultaneity, CHFY transferred its equity ownership of Longjun in the value of RMB0.8 million to Longjun’s original minority shareholders. Accordingly, CHFY became 16% equity owner of Longjun, and lost its control of Longjun on May 22, 2007. CHFY began to record this investment at cost on May 22, 2007.

10.    Due to Shareholders/Officers

Commencing from year 2005, the major shareholders/officers began to advance necessary working capital to the Company to support its research, development, and operations. These amounts are unsecured, non-interest bearing and due on demand. As of June 30, 2008 and December 31, 2007, the net amounts due to the shareholders/officers were $1,273,166 and 1,206,871, respectively.

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

In accordance with the relevant PRC tax laws and regulations, the Company’s PRC subsidiary, CHFY, is subject to CIT at a 33% and 30% tax rate before and after September 1, 2006. Since CHFY merged with AGM and became a foreign wholly-own company on August 18, 2006, CHFY had been authorized to reduce its income tax rate by 3% to 30% from the regular 33% tax rate starting from the following month of acquisition date. Commencing from January 2008, PRC government had reduced the regular CIT tax rate from 33% to 25%

In accordance with the relevant tax laws and regulations of the PRC, CHFY is entitled to full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2007 was the Company’s first profitable year, CHFY was entitled to a full exemption from CIT for the year 2007 and 2008.

There were no tax effects of temporary differences that give rise to significant portions of deferred tax assets as of June 30, 2008 and 2007, and furthermore, there were no valuation allowance as of June 30, 2008 and 2007.

b.   Value Added Tax (“VAT”)

The Company’s PRC subsidiary, CHFY, is subjected to VAT on merchandises sales in PRC. For the years ended December 31, 2006, a small scale tax rate of 6% was applicable. Commencing from March 1, 2007, general VAT tax rate of 17% was applicable. Since the CHFY is located in HeilongJiang District and belongs to Hi-Tech manufacturing Company, China National Tax Authority had authorized CHFY to offset the VAT tax for purchasing equipments and machineries with the regular VAT tax collected from sales products of CHFY. This authorization has begun in December 2007.

c.   Taxes Payable

As of June 30, 2008 and December 31, 2007, tax payable consists of the following:

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Value-added taxes	$5,498	$117,047
Individual income tax withholdings	(136)	46

Total	$5,362	$117,093

12.     Stockholders’ Equity

The company was authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share, of which 18,710,987 and 46,592,790 shares are issued and outstanding as of June 30, 2008 and December 31, 2007, respectively.

Holders of the Common Stock are entitled to one vote for each share in the election of directors and in all other matters to be voted on by the stockholders. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors with respect to the Common Stock out of funds legally available therefore and, in the event of liquidation, dissolution or winding up of the company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities. The holders of Common Stock have no preemptive or conversions rights and are not subject to further calls or assessments. There are no redemption or sinking fund provisions applicable to the Common Stock. The Common Stock currently outstanding is validly issued, fully paid and non-assessable.

On January 14, 2008, the 1 for 150 reverse split had also taken effectiveness, for the shareholders who had shares less than 100 after reverse split obtained 100 shares.

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

The reserve funds consisted of the following as of June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Statutory surplus reserve	$270,752	$45,134
Statutory common welfare fund reserve	135,951	22,567

Total	$406,703	$67,701

14.    Lease Commitments

The company leases certain sales representation offices, general and administrative office, employee living space, and factory space under operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms as of June 30, 2008.

Quarter Ended June 30,
2009	$101,407

Total minimum payments required	$101,407

The total rent expenses for the six months ended June 30, 2008 and 2007 were $110,426 and $81,968, respectively.

15.    Related Parties Rental Income

The company lease out certain unused building with land use right, and equipment and machinery to its related party under operating leases agreements, and the lease terms all had been extended to December 31, 2008. The rental revenue and cost information for six months ended June 30, 2008 and 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Rental income	$212,491	$192,946
Less: Depreciation and amortization	203,049	183,194

Total Rental Income	$9,442	$9,752

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

a.   Major Customers

The following summarizes sales to major customers (each 10% of more of sales):

Six Months Ended Year Ended	Sales to Major Customers	Number of Customers	Percentage of Total
2008	$5,262,160	5	96.21%
2007	$3,865,169	1	98.76%

b.   Major Suppliers

The following summarizes purchases from major suppliers (each 10% of more of purchases):

Six Months Ended Year Ended	Purchase from Major Suppliers	Number of Suppliers	Percentage of Total
2008	$3,322,141	2	99.25%
2007	$2,056,792	2	95.96%

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are engaged in the development, manufacture, export and distribution of biodegradable consumer packaging materials in the People’s Republic of China (the “PRC”). The basic material we use is a starch-based compound that is non-toxic, microwaveable, fire retardant, odor-free, and durable under temperatures ranging from 40°C below zero up to 150°C above zero. In addition, our products have conformed to the world industrial 4R and 1D Standard (i.e. Reduced consumption, Recyclable, Refillable, Reusable and Degradable). We currently offer over 100 product specifications, which mainly include tableware and various other consumer packaging materials.

Up until October 2006, the Company was engaged entirely in the product development, the establishment of the manufacturing facilities and the marketing relationships. Thus we recorded no revenue during 2004, 2005 and the first four months of 2006. The losses that the Company incurred in the aforesaid periods were mainly attributable to the administrative expenses of carrying out the new business plan.

We realized our first revenue in May of 2006, during which the Company completed $4,120,716 in sales. However, that revenue was derived primarily from our primary independent distributor, Weihai Qiancheng Import & Export Co. Ltd. (“Weihai Qiancheng”). Our revenue continued to increase and customer base continued to be diversified as we entered into 2008. As of August 11, 2008, we have three branch sales offices in cities of Dalian, Qingdao and Jinan in Northeastern China and expect new customers to be developed in the regions to increase sales.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

	For Three Months Ended June 30, 2008		For Three Months Ended June 30, 2007		2008 Vs 2007 Increase/ (decrease)
	Unaudited		Unaudited
Revenues	$3,195,849		$2,322,403		$873,446	38%
Cost of Goods Sold	1,569,370	49%	1,516,766	65%	52,604	3%

Gross Profit	1,626,479	51%	805,637	35%	820,842	102%

Operating Expenses
Selling expenses	60,810	2%	30,108	1%	30,702	102%
General and administrative expenses	249,038	8%	157,955	7%	91,083	58%

Total Operation Expenses	309,848	10%	188,063	8%	121,785	65%

Income From Operations	1,316,631	41%	617,574	27%	699,057	113%

Other Income (Expenses)
Related parties rental income	4,789		4,866		(77)	-2%
Interest income	680		61		619	1014%
Other income (expenses), net	(423)		63		(486)	-771%

Total Other Income	5,046		4,990		56	1%

Income Before Income Taxes	1,321,677	41%	622,564	27%	699,113	112%

Provision for Income Taxes	—	—		—

Income Before Minority Interest	1,321,677	41%	622,564	27%	699,113	112%

Minority Interest	—		483		(483)	-100%

Net Income	$1,321,677	41%	$622,081	27%	$699,596	112%

Revenue   Total revenues were approximately $3.2 million for the three months ended June 30, 2008 as compared to approximately $2.3 million for the three months ended June 30, 2007, an increase of approximately $0.9 million or 38 percent as we continued to expand our sales efforts and customer base. Revenues generated from Weihai Qiancheng were reduced to 12% of the total revenue for the three months ended June 30 2008 as compared to that of 98% for the three months ended June 30 2007.

Cost of Goods Sold:   Cost of goods sold for the three months ended June 30, 2008 was approximately $1.6 million or 49 percent of revenues, as compared to approximately $1.5 million or 65 percent of revenues for the three months ended June 30, 2007. Gross margin for the three months ended June 30, 2008 was 51 percent, which is higher than the gross margin of 35 percent for the same period of 2007. The gross margin increased mainly as a result of increased sales in the high-unit profit margin tableware and water cups during the current year.

Selling Expenses   Selling expenses were $60,810 for the three months ended June 30, 2008, as compared to $30,108 in the same period last year. For the three months ended June 30, 2008 and 2007, we reversed the bad debt expenses in amount of $25,962 and $17,372 recorded in 2007 and 2006 as we successfully collected the relevant accounts in current quarter and the same period in 2007. It is also generally our policy to provide for the allowance for doubtful accounts at 5‰ of our accounts receivable balance. Excluding this one-time write-back, our selling expenses would be $86,772 and $47,480 for the three months ended June 30, 2008 and the same period last year, and it was mainly due to increased employees salaries and related insurance fee, advertising fee, and the expenses from three branch sales offices in the current quarter.

General and Administrative Expenses   General and administrative expenses increase by 58 percent from $157,955 for the three months ended June 30, 2007 to $249,038 for the three months ended June 30,, 2008. The increase was mainly due to the higher professional consulting fee and entertainment fee for the three months ended June 30, 2008 compared to the same period last year.

Operating Expenses   Operating expenses were $309,848 for the three months ended June 30, 2008 as compared to $188,063 for the three months ended June 30, 2007, an increase of $121,785 or 65 percent mainly as a result of higher employees salaries and professional consulting fee in the current quarter..

Income from Operations   Income from operations was approximately $1.3 million for the three months ended June 30, 2008 as compared to approximately $0.6 million for the three months ended June 30, 2007, an increase of approximately $0.7 million or 113 percent. The increase was mainly due to the increase in our revenues for sale of higher gross margin products in the current quarter.

Other Income   Total other income was $5,046 for the three months ended June 30, 2008 as compared to $4,990 for the three months ended June 30, 2007. The other income increase slightly as we generated more interest income from our bank for more money deposited in the current quarter. Even if donation expenses for Sichuan China Earthquake Disaster had been written off during current quarter, we still had slightly increased other income in the current quarter.

Income Tax   Under the laws of the PRC, Chang Fang Yuan, as a wholly foreign owned enterprise, is subject to the corporate income tax exemption during its first and second profitable years and a 50% reduction in income tax in the subsequent three years. Year 2007 and 2008 were Chang Fang Yuan’s first and second profitable years and therefore, we were entitled to the income tax exemption during these years.

Net Income   Our net income was approximately $1.3 million for the three months ended June 30, 2008 as compared to approximately $0.6 million for the three months ended June 30, 2007, an increase of $0.7 million or 112 percent. The fully diluted EPS was $0.07 for the three months ended June 30 2008 compared to that of $0.03 in the same period 2007

FOR THE SIX MONTHS ENDED JUNE 30, 2008
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

	For Six Months Ended June 30, 2008		For Six Months Ended June 30, 2007		2008 Vs 2007 Increase/ (decrease)
	Unaudited		Unaudited
Revenues	$5,469,344		$3,913,546		$1,555,798	40%
Cost of Goods Sold	2,759,010	50%	2,420,631	62%	388,379	14%

Gross Profit	2,710,334	50%	1,492,915	38%	1,217,419	82%

Operating Expenses
Selling expenses	53,603	1%	109,112	3%	(55,509)	-51%
General and administrative expenses	428,151	8%	376,642	10%	51,509	14%

Total Operation Expenses	481,754	9%	485,754	12%	(4,000)	-1%

Income From Operations	2,228,580	41%	1,007,161	26%	1,221,419	121%

Other Income (Expenses)
Related parties rental income	9,442		9,752		(310)	-3%
Interest income	754		308		446	145%
Other income (expenses), net	(311)		8		(319)	-3986%

Total Other Income	9,885		10,068		(183)	-2%

Income Before Income Taxes	2,238,465	41%	1,017,229	26%	1,221,236	120%

Provision for Income Taxes	—		—		0

Income Before Minority Interest	2,238,465	41%	1,017,229	26%	1,221,236	120%

Minority Interest	—		(5,344)		5,344	-100%

Net Income	$2,238,465	41%	$1,022,573	26%	$1,215,892	119%

Revenue   Total revenues were approximately $5.5 million for the six months ended June 30, 2008 as compared to approximately $3.9 million for the six months ended June 30, 2007, an increase of approximately $1.6 million or 40 percent as we continued to expand our sales efforts and customer base. Revenues generated from Weihai Qiancheng were reduced to 17% of the total revenue for the six months ended June 30 2008 as compared to that of 99% for the six months ended June 30 2007.

Cost of Goods Sold:   Cost of goods sold for the six months ended June 30, 2008 was approximately $2.8 million or 50 percent of revenues, as compared to approximately $2.4 million or 62 percent of revenues for the six months ended June 30, 2007. Gross margin for the six months ended June 30, 2008 was 50 percent, which is higher than the gross margin of 38 percent for the same period of 2007. The gross margin increased mainly as a result of increased sales in the higher unit profit-margin tableware and water cups during the current year.

Selling Expenses   Selling expenses were $53,603 for the six months ended June 30, 2008, as compared to $109,112 in the same period last year. During the current year, we reversed the bad debt expenses in amount of $73,131 and $8,839 recorded in 2007 and 2006 as we successfully collected the relevant accounts. It is also generally our policy to provide for the allowance for doubtful accounts at 5‰ of our accounts receivable balance. Excluding this one-time write-back, our selling expenses would be $126,734 and 117,951, an increase of 7.45% from the same period last year mainly due to raised employees salaries and related insurance fee, advertising fee, and expenses from three branch sales offices during the current year.

General and Administrative Expenses   General and administrative expenses increase by 14 percent from $376,642 for the six months ended June 30, 2007 to $428,151 for the six months ended June 30,, 2008. The increase was mainly due to we had incurred higher entertainment, and professional consulting fee for the six months ended June 30,2008.as compared to the same period last year.

Operating Expenses   Operating expenses were $481,754 for the six months ended June 30, 2008 as compared to $485,754 for the six months ended June 30, 2007, a decrease of $4,000 or 1 percent. Excluding this one-time write-back related to the accounts receivable, the operating expenses would increase $60,258 or 12.18 percent compared to the same period 2007 mainly as a result of higher employee salaries and professional consulting expenses in the current year.

Income from Operations   Income from operations was approximately $2.23 million for the six months ended June 30, 2008 as compared to approximately $1.01 million for the six months ended June 30, 2007, an increase of approximately $1.22 million or 120 percent. The increase was mainly due to the increase in our revenues for sale of higher gross margin products as well as the lower operating expenses in the current quarters.

Other Income   Total other income was $9,885 for the six months ended June 30, 2008 as compared to $10,068 for the six months ended June 30, 2007. The other income declined slightly as we generated slightly less rental income from related parties, and incurred donation expenses during Sichuan China Earthquake Disaster period. Those increased expenses were higher than the increased interest income received from our bank during the current year as compared to the same period in year 2007.

Income Tax   Under the laws of the PRC, Chang Fang Yuan, as a wholly foreign owned enterprise, is subject to the corporate income tax exemption during its first and second profitable years and a 50% reduction in income tax in the subsequent three years. Year 2007 and 2008 were Chang Fang Yuan’s first and second profitable years and therefore, we were entitled to the income tax exemption during year 2008 and 2007, respectively.

Net Income   Our net income was approximately $2.24 million for the six months ended June 30, 2008 as compared to approximately $1.02 million for the six months ended June 30, 2007, an increase of approximately $1.22 million or 120 percent. The fully diluted EPS was $0.18 for the six months ended June 30 2008 compared to that of $0.05 in the same period 2007

Foreign Currency Translation Adjustment   Our major operations are in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese Renminbi. Sales of the Company’s products are in Renminbi. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. In 2007, the RMB kept on appreciating to the dollar. As of June 30, 2008, the market foreign exchanges rate was increased to 6.8591 RMB to one dollar. The financial statements of Chang Fang Yuan (whose functional currency is the RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. The foreign currency translation gain for the six months ended June 30, 2008 and 2007 were $1,372,199 and $439,652, respectively.

Liquidity and Capital Resources

The Company’s operations were initially capitalized by the combination of cash contributed to Chang Fang Yuan with a manufacturing facility and intellectual property contributed by the Company’s shareholders. Since that time the Company had funded operations primarily by means of loans from its shareholders and management in addition to its internally generated cash flow. As a result, on June 30, 2008, the Company owed $1,273,166 to certain members of its management and shareholders. These said loans do not bear interest and are due on demand, and thus they were recorded as current liabilities. It is the intention of the relevant management members and shareholders that the Company will not repay the loans during the recent expansionary years.

On June 30, 2008 the Company had the working capital of $5,807,342, which increased in amount of $906,775 as compared to December 31, 2007 as its cash and equivalents balance increased significantly while accounts receivable balance decreased for the collection of receivable. For six months ended June 30, 2008, the net result of the Company’s growth in net income, reduced accounts receivable balance, and decreased balance in other current assets collectively led to a positive cash inflow from operations in amount of $3,915,304 for the six months ended June 30, 2008.

Net cash used in investing activities was approximately $2,315,742 in the six months ended June 30, 2008, compared with $41,564 in the same period 2007. The increase was primarily attributable to the purchase of new machinery and equipment as we expected business expansion

Net cash outflow from financing activities was $10,492 for the six months ended June 30, 2008, compared with net cash inflow from financing activities of $1,406 in the same period 2007. The financing cash outflow increased was primarily due to the amount returned to shareholders or officers more than the amount borrowed from them during the current year as compared to year 2007.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2008. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of June 30, 2008 for the purposes described in this paragraph.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THERE IS NO ACTIVE MARKET FOR Company COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED. Company common stock previously traded on the American Stock Exchange under the symbol “UBI”. In 2002, the Company did not remain current in its reporting obligations under the Exchange Act and its shares were subsequently deleted from the American Stock Exchange. The Company’s stock is currently quoted on the over the counter bulletin board under the symbol “UBDT.OB”. There is currently no active trading market in the common stock. There can be no assurance that there will be an active trading market for the common stock following a business combination or commencement of a new business. In the event that an active trading market commences, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is required to provide certain information about significant acquisitions and other material events. The Company will continue to be required to file quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, which annual report must contain our audited financial statements. As a reporting company under the Exchange Act, following any business combination, the Company will be required to file a report on Form 8-K or other form appropriate under the Exchange Act, which contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within 4 days following the filing of Form 8-K disclosing the transaction. While obtaining audited financial statements is typically the economic responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The additional time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable transaction. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because the Company is subject to the reporting requirements of the Exchange Act.

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE SECURITIES. The holders of the Company’s shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell such securities. Accordingly, investors should consider the secondary market for the Company’s securities to be a limited one.

It is the intention of the Company following the consummation of a business or business combination to seek coverage and publication of information regarding the Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals.

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

COMPLIANCE WITH PENNY STOCK RULES. Company common stock will be considered a “penny stock” as defined in the Exchange Act and the rules thereunder, unless the price of shares of common stock is at least $5.00. The Company expects that its share price will be less than $5.00. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special writ-ten determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may be-come more difficult to sell such securities. Such requirements could result in reduction in the level of trading activity for Company common stock and could make it more difficult for investors to sell our common stock.

GENERAL ECONOMIC RISKS. The Company’s current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may adversely affect plans of operation. These conditions and other factors beyond the Company’s control include, but are not limited to regulatory changes.

RISK RELATED TO DOING BUSINESS IN CHINA. Uncertainty in the state regulatory environment such as in the field of corporate financial and investment and fund raising activities may expose the Company to unexpected liability exposure and even penalties. The Company has to finance its operations through equity and debt financings to support its operations. China has an evolving regulatory environment as to what is permitted and often new regulations are adopted to regulate certain area where there were no regulation before. As a result, the Company may be exposed to unforeseen risks of violating rules that did not exist. Such risks apply to all aspects of the operation of the Company. In case the Company is found to be in such violation, it could be subjected to monetary and other unexpected penalties. This may in turn have an impact on its operation results, operations and the value of its shares of common stock.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Unregistered sales of equity securities On February 9, 2007, the Company acquired all of the outstanding capital stock of Advanced Green Materials, Inc. In exchange for that equity, the Company issued to the shareholders of Advanced Green Materials, Inc. 272,250 shares of Series A Convertible Preferred Stock, which had been converted into 18,150,000 shares of our common stock on February 29, 2008, and all Series A Convertible Preferred Stock had been cancelled on the same day. The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about the Company and who were acquiring the shares for their own accounts. There was no underwriter.

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

Date: August 14, 2008	China Green Material Technologies, Inc. By: /s/ Zhonghao Su Zhonghao Su, Chief Executive Officer