Form 10-Q
period 2008-09-30
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2008-11-14
CIK 1082384

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of common stock, par value $.001 per share, outstanding as of November 12, 2008 was 18,710,987.

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

INDEX
TABLE OF CONTENTS

Item 1. Financial Statements

CHINA GREEN MATERIAL TECHNOLOGIES, INC. (F/K/A UBRANDIT.COM) AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and equivalents - non restricted	$3,743,601	$101,336
Cash - restricted	1,138	—
Accounts receivable, net of allowance for doubtful
accounts of $21,643 and $261,887, respectively	4,306,964	4,975,857
Inventories	1,056,402	143,150
Other receivable	862	5,318
Prepaid expenses	41,418	57,954
Other current assets	368,047	1,139,199

Total Current Assets	9,518,432	6,422,814

Property and Equipment, Net	12,121,553	9,856,707
Intangible Assets, Net	5,646,012	5,349,252
Investment - At Cost	313,622	272,862

Total Assets	27,599,619	21,901,635

Liabilities and Stockholders' Equity
Current Liabilities:
Account payable and accrued expenses	93,543	148,161
Customers deposits	25,723	—
Payroll payable	54,134	35,810
Due to stockholders/officers	1,293,616	1,206,871
Tax payable	210,405	117,093
Other current liabilities	49,886	14,312

Total Current Liabilities	1,727,307	1,522,247

Total Liabilities	1,727,307	1,522,247

Stockholders' Equity
Series A convertible preferred stock, $0.001 par value, 20,000,000 shares
authorized, zero and 272,250 shares issued and outstanding, respectively	—	272
Common stock, $0.001 par value, 100,000,000 shares authorized,
18,710,987 and 46,592,790 shares issued and outstanding, respectively	18,711	46,593
Additional paid-in capital	17,895,324	17,867,170
Reserve funds	647,323	67,701
Retained earnings	3,525,182	253,464
Accumulated other comprehensive income	3,785,772	2,144,188

Total Shareholders' Equity	25,872,312	20,379,388

Total Liabilities and Stockholders' Equity	$27,599,619	$21,901,635

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. (F/K/A UBRANDIT.COM) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$3,545,984	$2,802,585	$9,015,328	$6,716,131
Cost of Goods Sold	1,814,724	1,833,083	4,573,734	4,253,714

Gross Profit	1,731,260	969,502	4,441,594	2,462,417

Operating Expenses
Selling expenses	73,702	20,030	200,436	138,015
Bad debt (recoveries) expenses	(179,355)	12,123	(252,486)	3,250
General and administrative expenses	231,434	211,122	659,585	587,764

Total Operating Expenses	125,781	243,275	607,535	729,029

Income From Operations	1,605,479	726,227	3,834,059	1,733,388

Other Income (Expense)
Related parties rental income	4,874	5,089	14,316	14,841

Interest income	2,379	239	3,133	547

Other income (expense), net	143	264	(168)	272

Loss on disposition of fix assets	—	(18,282)	—	(18,282)

Total Other Income (Expense)	7,396	(12,690)	17,281	(2,622)

Income Before Income Taxes	1,612,875	713,537	3,851,340	1,730,766

Provision for Income Taxes	—	—	—	—

Income Before Minority Interest	1,612,875	713,537	3,851,340	1,730,766

Minority Interest	—	(11,148)	—	(16,492)

Net Income	$1,612,875	$724,685	$3,851,340	$1,747,258

Foreign Currency Translation Adjustment	269,386	314,348	1,641,584	754,000

Comprehensive Income	$1,882,261	$1,039,033	$5,492,924	$2,501,258

Net Income Per Common Share
-Basic	$0.09	$1.29	$0.26	$3.11

-Diluted	$0.09	$0.04	$0.26	$0.09

Weight Common Shares Outstanding*
-Basic	18,710,987	560,987	14,677,654	560,987

-Diluted	18,710,987	18,710,987	14,677,654	18,710,987

* As restated to reflect recapitalization and the subsequent reverse stock split.

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. (F/K/A UBRANDIT.COM) AND SUBSIDIARY
CONSOLIDATED CASH FLOW STATEMENTS

	2008	2007
	Unaudited	Unaudited
Cash flows From Operation Activities:
Net Income	$3,851,340	$1,747,258
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	930,953	716,771
Loss on disposal of fixed assets	—	18,282
Bad debt (recoveries) expenses	(252,486)	3,250
Minority interest's share of net income	—	(17,372)
Changes in operating assets and liabilities
Accounts receivable	1,208,625	(638,146)
Inventories	(840,162)	(36,694)
Other receivable	4,516	562,939
Prepaid expenses	19,401	7,160
Other current assets	796,617	115,282
Accounts payable and accrued expenses	(61,090)	(2,191,726)
Customers deposits	25,723	—
Payroll payable	14,578	6,890
Welfare payable	—	(14,779)
Tax payable	78,755	413,334
Other current liabilities	32,123	6,821

Net Cash Provided by Operating Activities	5,808,893	699,270

Cash Flows From Investing Activities
Purchase of property and equipment	(2,388,922)	(128,139)
Sold of property	—	82,121

Net Cash Used in Investing Activities	(2,388,922)	(46,018)

Cash Flows From Financing Activities
Payment to officers/shareholders loans	(20,505)	(634,755)
Proceeds from officers/shareholders loans	17,356	597,504

Net Cash Used in Financing Activities	(3,149)	(37,251)

Net Increase in Cash and Cash Equivalents	3,416,822	616,001
Effect of Exchange Rate Changes on Cash and Equivalent	226,581	(99,127)
Cash and Equivalents at Beginning of Period	101,336	274,589

Cash and Equivalents at End of Period	$3,744,739	$791,463

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

AGM was organized under the laws of Nevada on June 8, 2006. It never initiated any business activity. Most of the Company’s activities were conducted through its 100% owned equity ownership in CHFY established in Heilongjiang Province of People’s Republic of China. On August 18, 2006, AGM acquired all the outstanding 128,274,900 shares capital stock of CHFY.

CHFY was incorporated in Heilongjiang Province of PRC on May 12, 1999. It was formally known as Harbin TianHao Technology Co., Ltd., later, the Company changed its name to Harbin ChangFangYuan Hi-Tech Industrial Co., Ltd. on September 28, 2004, and then changed its name to Harbin ChangFangYuan Hi-Tech Environment-Friendly Industry Co., Ltd. on September 1, 2006.

From June 1, 2006 (date of inception of Longjun) to March 19, 2007, CHFY owns 95.23% equity ownership of Harbin Longjun Trade Co., Ltd. (“Longjun”), a corporation organized in Heilongjiang Province of People Republic of China (“PRC”) on June 1, 2006. On March 20, 2007, the minority shareholders of Longjun invested additional capital of RMB 800,000 into Longjun, On May 22,2007, Longjun changed its name to Harbin Longjun Industry Development Co.,Ltd, and its individual shareholders invested additional capital of RMB15,000,000 into Longjun, including cash of RMB9,200,000 and intangible assets of RMB5,800,000. Simultaneously, CHFY transferred its equity ownership of Longjun in the value of RMB 800,000 to Longjun’s original minority shareholders. Accordingly, CHFY became 16% equity owner of Longjun, and lost its control of Longjun. Longjun engaged in the wholesale distribution and R&D of bio-degradable products and environmental project materials. All businesses of Longjun are currently in China and Longjun hasn’t generated any products revenue as of May 22, 2007.

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

c.   Revenue Recognition

Revenue includes sales of products and services. Product revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers, net of allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Deferred revenue represents the undelivered portion of invoiced value of goods sold to customers. Service income is recognized when services are provided. Revenue from service contracts, for which the Company is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as customer deposits. Revenue represents net of value added taxes (“VAT”) for the sales revenue from PRC subsidiaries. There were no sales incurred for the period from May 12, 1999 (date of inception) to April 30, 2006.

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

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141‘s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquire, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS 141R will have on its financial statements.

4.    Cash — restricted

Commencing from 2008, in accordance with the relevant Harbin local tax regulations, the Company is subjected to the labor union fees at 2% of total payroll. The General Union of the City Government will return 40% back to the Company, and the returned amount should be deposited into a special bank account that is restricted to be used only for employees welfare purpose by the labor union department of the Company. As of September 30, 2008, cash — restricted were $1,138.

5.    Inventories

Inventories on September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Raw materials	$955,052	$96,689
Work in process	7,789	8,266
Finished goods	93,561	25,112
Packaging and other	—	13,083

Total	$1,056,402	$143,150

6.    Other Receivable

As of September 30, 2008 and December 31, 2007, other receivable consisted of the following:

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Advance to unrelated parties	$862	$5,318

Total	$862	$5,318

7.    Other Current Assets

As of September 30, 2008 and December 31, 2007, other current assets consist of following:

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Rent receivable	$220,916	$71,292
Employee travel and operation fee advance	125,768	1,050,670
Security deposit	15,867	13,946
Others	5,496	3,291

Total	$368,047	$1,139,199

8.    Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives listed below:

Estimated Life

Building	20 years
Equipment and machinery	5 to 10 years
Vehicle	5 years
Office equipment	5 years
Leasehold improvements	lower of term of lease or 5 years

As of September 30, 2008 and December 31, 2007, property and equipment, at cost less accumulated depreciation, consisted of the following:

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Building	$5,608,442	$5,220,404
Equipment and machinery	8,748,817	5,934,307
Vehicle	59,699	55,569
Office equipment	113,339	92,951
Leasehold improvement	174,532	160,561

Subtotal	14,704,829	11,463,792
Less: Accumulated depreciation	2,583,276	1,607,085

Total	$12,121,553	$9,856,707

For the nine months ended September 30, 2008 and 2007, depreciation expenses amounted to $832,902 and $627,401, respectively.

9.    Intangible Assets, Net

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

The Company acquired the land use right and patent right at September 9, 2005. All intangible assets were contributed by unrelated parties in exchange of its common stocks. The Company kept inactive on land use right and patent right until January 1, 2006 and May 19, 2006, respectively. Accordingly, the Company starts to amortize these rights from date it used them. The patent right is no longer used since September 2007. The owner did not provide the specific using method of the patent and the Company later developed new technology.

The intangible assets at cost less amortization consist of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Land use right	$5,530,680	$5,148,022
Patent	477,179	444,164

Subtotal	6,007,859	5,592,186
Less: Accumulated amortization	361,847	242,934

Total	$5,646,012	$5,349,252

For the nine months ended September 30, 2008 and 2007 amortization expense amounted to $98,051 and $89,370, respectively.

The amortization expense for the next five years is as follows:

Quarter Ended September 30

2009	130,732
2010	130,732
2011	130,732
2012	130,732
2013	130,732

10.    Investment – At Cost

On March 20, 2007, Longjun’s minority shareholders invested additional capital of RMB 0.8 million into Longjun. On May 22, 2007, Longjun’s individual shareholders invested additional capital of RMB15 million into Longjun. Simultaneously, CHFY transferred its equity ownership of Longjun in the value of RMB0.8 million to Longjun’s original minority shareholders. Accordingly, CHFY became 16% equity owner of Longjun, and lost its control of Longjun on May 22, 2007. CHFY began to record this investment at cost on May 22, 2007.

11.    Due to Shareholders/Officers

Commencing from year 2005, the major shareholders/officers began to advance necessary working capital to the Company to support its research, development, and operations. These amounts are unsecured, non-interest bearing and due on demand. As of September 30, 2008 and December 31, 2007, the net amounts due to the shareholders/officers were $1,293,616 and 1,206,871, respectively.

12.    Income and Other Taxes

a.   Corporation Income Taxes (“CIT”)

The Company will file federal consolidated income tax return with its US subsidiary and state annual tax individually. The Company’s PRC subsidiary will file income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

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

There were no tax effects of temporary differences that give rise to significant portions of deferred tax assets as of September 30, 2008 and 2007, and furthermore, there were no valuation allowance as of September 30, 2008 and 2007.

b.   Value Added Tax (“VAT”)

The Company’s PRC subsidiary, CHFY, is subjected to VAT on merchandises sales in PRC. For the years ended December 31, 2006, a small scale tax rate of 6% was applicable. Commencing from March 1, 2007, general VAT tax rate of 17% was applicable. Since the CHFY is located in HeilongJiang District and belongs to Hi-Tech manufacturing Company, China National Tax Authority had authorized CHFY to offset the VAT tax for purchasing equipment and machinery with the regular VAT tax collected from sales products of CHFY. This authorization has begun in December 2007.

c.   Taxes Payable

As of September 30, 2008 and December 31, 2007, tax payable consists of the following:

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Value-added taxes	$210,535	$117,047
Individual income tax withholdings	(130)	46

Total	$210,405	$117,093

13.     Stockholders’ Equity

The Company was authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share, of which 18,710,987 and 46,592,790 shares are issued and outstanding as of September 30, 2008 and December 31, 2007, respectively.

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

14.    Reserve Funds

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

The reserve funds consisted of the following as of September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Statutory surplus reserve	$431,549	$45,134
Statutory common welfare fund reserve	215,774	22,567

Total	$647,323	$67,701

15.    Lease Commitments

The Company leases certain sales representation offices, general and administrative office, employee living space, and factory space under operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms as of September 30, 2008.

Quarter Ended September 30,

2009	$61,789
2010	306

Total minimum payments required	$62,095

The total rent expenses for the nine months ended September 30, 2008 and 2007 were $167,997 and $100,117, respectively.

16.    Related Parties Rental Income

The Company lease out certain unused building with land use right, and equipment and machinery to its related party under operating leases agreements, and the lease terms all had been extended to December 31, 2008. The rental revenue and cost information for nine months ended September 30, 2008 and 2007 consisted of the following:

	September 30, 2008	September 30, 2007
	Unaudited	Unaudited
Rental income	$322,157	$293,641
Less: Depreciation and amortization	307,841	278,800

Total Rental Income	$14,316	$14,841

17.    Basic and Diluted Income per Common Share

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

a.   Major Customers

The following summarizes sales to major customers (each 10% of more of sales):

Nine Months Ended September 30,	Sales to Major Customers	Number of Customers	Percentage of Total
2008	$7,749,604	5	85.96%
2007	$6,592,918	1	98.17%

b.   Major Suppliers

The following summarizes purchases from major suppliers (each 10% of more of purchases):

Nine Months Ended September 30,	Purchase from Major Suppliers	Number of Suppliers	Percentage of Total
2008	$4,611,688	2	99.45%
2007	$3,591,998	2	97.75%

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

Up until October 2006, the Company was engaged entirely in the product development, the establishment of the manufacturing facilities and the marketing relationships. Thus we recorded no revenue during 2004, 2005, and the first four months of 2006. The losses that the Company incurred in the aforesaid periods were mainly attributable to the administrative expenses of carrying out the new business plan.

We realized our first revenue in May of 2006, during which the Company completed $4,120,716 in sales. However, that revenue was derived primarily from our primary independent distributor, Weihai Qiancheng Import & Export Co. Ltd. (“Weihai Qiancheng”). Our revenue continued to increase and customer base continued to be diversified as we entered into 2008. As of November 10, 2008, we have four branch sales offices in cities of Weihai, Dalian, Qingdao, and Jinan in Northeastern China and expect new customers to be developed in the regions to increase sales.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

	For Three Months Ended September 30, 2008		For Three Months Ended September 30, 2007		2008 Vs 2007 Increase/ (decrease)
	Unaudited		Unaudited
Revenues	$3,545,984		$2,802,585		$743,399	27%
Cost of Goods Sold	1,814,724	51%	1,833,083	65%	(18,359)	-1%

Gross Profit	1,731,260	49%	969,502	35%	761,758	79%

Operating Expenses
Selling expenses	73,702		20,030		53,672	268%
Bad debt (recoveries) expenses	(179,355)		12,123		(191,478)	-1579%
General and administrative expenses	231,434		211,122		20,312	10%

Total Operating Expenses	125,781	4%	243,275	9%	(117,494)	-48%

Income From Operations	1,605,479	45%	726,227	26%	879,252	121%

Other Income (Expense)
Related parties rental income	4,874		5,089		(215)	-4%
Interest income	2,379		239		2,140	896%
Other income (expense), net	143		264		(121)	-46%
Loss on disposition of fix assets	—		(18,282)		18,282	-100%

Total Other Income (Expense)	7,396		(12,690)		20,086	-158%

Income Before Income Taxes	1,612,875	45%	713,537	25%	899,338	126%

Provision for Income Taxes	—		—		—

Income Before Minority Interest	1,612,875	45%	713,537	25%	899,338	126%

Minority Interest	—		(11,148)		11,148	-100%

Net Income	$1,612,875	45%	$724,685	26%	$888,190	123%

Revenue   Total revenues were approximately $3.5 million for the three months ended September 30, 2008 as compared to approximately $2.8 million for the three months ended September 30, 2007, an increase of approximately $0.7 million or 27 percent as we continued to expand our sales efforts and customer base. Revenues generated from Weihai Qiancheng were reduced to 3.16% of the total revenue for the three months ended September 30, 2008 as compared to that of 98.32% for the three months ended September 30, 2007.

Cost of Goods Sold   Cost of goods sold for the three months ended September 30, 2008 was approximately $1.8 million or 51 percent of revenues, as compared to approximately $1.8 million or 65 percent of revenues for the three months ended September 30, 2007. Gross margin for the three months ended September 30, 2008 was 49 percent, which is higher than the gross margin of 35 percent for the same period of 2007. The primary reason for the increased gross margin was that the Company had increased its unit-sales price for most of the sales to middle wholesalers in current quarter compared to the same period of last year, since the Company had changed its target sales entities from agents to middle wholesalers in year 2008. In addition, since the Company produces more quantities of finish goods to sell in current year, it reduced the standard unit cost of indirect manufacture costs in current year. This decrease of indirect costs had offset the slightly increased direct costs in year 2008.

Selling Expenses   Selling expenses were $73,702 for the three months ended September 30, 2008, as compared to $20,030 in the same period last year. It was mainly due to increased employees salaries and related insurance fees, advertising fees, and the expenses from four branch sales offices in the current quarter.

Bad Debt (Recoveries) Expenses   Bad debt recoveries were $(179,355) for the three months ended September 30, 2008, as compared to the expenses of $12,123 for the three months ended September 30, 2007. It was primarily due to the reverse of allowance of bad debt in current quarter. The Company usually used allowance of bad debt on 0.5% of the accounts receivable balance. Commencing from fourth quarter of 2007, the Company changed its bad debt allowance estimates to be 5% of accounts receivable, since it had faced a concentrated and high amount of overdue accounts receivable from WeiHai Qiancheng. After half a year in supervising and improving the accounts receivable collection effort, the Company had collected most of WeiHai Qiancheng accounts receivable. Accordingly, the Company had dropped down its allowance rate from 5% back to 0.5% starting from the third quarter of 2008.

General and Administrative Expenses   General and administrative expenses increased by 10 percent from $211,122 for the three months ended September 30, 2007 to $231,434 for the three months ended September 30, 2008. The increase was mainly due to fact that Harbin union welfare fees were started to impose in year 2008, and the higher office fees for the three months ended September 30, 2008 compared to the same period last year.

Operating Expenses   Operating expenses were $125,781 for the three months ended September 30, 2008 as compared to $243,275 for the three months ended September 30, 2007, an decrease of $117,494 or 48 percent mainly as a result of recoveries of bad debts in the current quarter.

Income from Operations   Income from operations was approximately $1.6 million for the three months ended September 30, 2008 as compared to approximately $0.7 million for the three months ended September 30, 2007, an increase of approximately $0.88 million or 121 percent. The increase was mainly due to the increase in our revenues for sale of higher gross margin products in the current quarter.

Other Income(Expense)   Total other income was $7,396 for the three months ended September 30, 2008 as compared to other expenses $(12,690) for the three months ended September 30, 2007. The other income increased slightly as we generated more interest income from our bank for more money deposited in the current quarter. In addition, we disposed disabled fixed asset, and generated a loss on disposition for the three months ended September 30, 2007.

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

Net Income   Our net income was approximately $1.6 million for the three months ended September 30, 2008 as compared to approximately $0.7 million for the three months ended September 30, 2007, an increase of $0.89 million or 123 percent. The fully diluted EPS was $0.09 for the three months ended September 30 2008 compared to that of $0.04 in the same period 2007.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	For Nine Months Ended September 30, 2008		For Nine Months Ended September 30, 2007		2008 Vs 2007 Increase/ (decrease)
	Unaudited		Unaudited
Revenues	$9,015,328		$6,716,131		$2,299,197	34%
Cost of Goods Sold	4,573,734	51%	4,253,714	63%	320,020	8%

Gross Profit	4,441,594	49%	2,462,417	37%	1,979,177	80%

Operating Expenses
Selling expenses	200,436		138,015		62,421	45%
Bad debt (recoveries) expenses	(252,486)		3,250		(255,736)	-7869%
General and administrative expenses	659,585		587,764		71,822	12%

Total Operating Expenses	607,535	7%	729,029	11%	(121,494)	-17%

Income From Operations	3,834,059	43%	1,733,388	26%	2,100,671	121%

Other Income (Expense)
Related parties rental income	14,316		14,841		(525)	-4%
Interest income	3,133		547		2,586	473%
Other income (expense), net	(168)		272		(440)	-162%
Loss on disposition of fix assets	0		(18,282)		18,282	-100%

Total Other Income (Expense)	17,281		(2,622)		19,903	-759%

Income Before Income Taxes	3,851,340	43%	1,730,766	26%	2,120,574	123%

Provision for Income Taxes	—		—		—

Income Before Minority Interest	3,851,340	43%	1,730,766	26%	2,120,574	123%

Minority Interest	—		(16,492)		16,492	-100%

Net Income	$3,851,340	43%	$1,747,258	26%	$2,104,082	120%

Revenue   Total revenues were approximately $9.02 million for the nine months ended September 30, 2008 as compared to approximately $6.72 million for the nine months ended September 30, 2007, an increase of approximately $2.3 million or 34 percent as we continued to expand our sales efforts and customer base. Revenues generated from Weihai Qiancheng were reduced to approximately12% of the total revenue for the nine months ended September 30 2008 as compared to that of approximately 98% for the nine months ended September 30 2007.

Cost of Goods Sold   Cost of goods sold for the nine months ended September 30, 2008 was approximately $4.57 million or 51 percent of revenues, as compared to approximately $4.25 million or 63 percent of revenues for the nine months ended September 30, 2007. Gross margin for the nine months ended September 30, 2008 was 49 percent, which was higher than the gross margin of 37 percent for the same period of 2007. The gross margin increased mainly as a result of increased unit-sales price for most of the sales to middle wholesalers in current year compared to last year, since the Company had changed its target sales entities from agents to middle wholesalers in year 2008. In addition, since the Company produces more quantities of finish goods to sell in current year, it reduced the standard unit cost of indirect manufacture costs in current year. This decrease of indirect costs had offset the slightly increased direct costs in year 2008.

Selling Expenses   Selling expenses were $200,436 for the nine months ended September 30, 2008, as compared to $138,015 for the same period last year. It was mainly due to raised employees salaries and related insurance fees, advertising fees, and expenses from four branch sales offices during the current year.

Bad Debt (Recoveries) Expenses    Bad debts were recoveries $(252,486) for the nine months ended September 30, 2008, as compared to the expenses amount of $3,250 for the nine months ended September 30, 2007. It was primarily due to the reverse of allowance of bad debt in current year. The Company usually used allowance of bad debt on 0.5% of the accounts receivable balance, since it had faced a high amount and concentrated accounts receivable from WeiHai Qiancheng in fourth quarter of 2007. After half a year in supervising and improving accounts receivable collection effort, the Company had collected most of WeiHai Qiancheng accounts receivable. Accordingly, the Company had dropped down its allowance rate from 5% back to 0.5% starting from third quarter of 2008.

General and Administrative Expenses   General and administrative expenses increased by 12 percent from $587,764 for the nine months ended September 30, 2007 to $659,585 for the nine months ended September 30, 2008. The increase was mainly due to the fact that we had incurred higher professional fees and entertainment fees for the nine months ended September 30, 2008 as compared to the same period last year.

Operating Expenses   Operating expenses were $607,535 for the nine months ended September 30, 2008 as compared to $729,029 for the nine months ended September 30, 2007, a decrease of $121,494 or 17 percent was mainly as a result of higher bad debt recoveries in the current year as compared to last year.

Income from Operations   Income from operations was approximately $3.83 million for the nine months ended September 30, 2008 as compared to approximately $1.73 million for the nine months ended September 30, 2007, an increase of approximately $2.1 million or 121 percent. The increase was mainly due to the increase in our revenues for sale of higher gross margin products as well as the lower operating expenses in the current year.

Other Income(Expense)   Total other income was $17,281 for the nine months ended September 30, 2008 as compared to other expenses $(2,622) for the nine months ended September 30, 2007. The other income increased slightly as we disposed the disabled fixed assets in last year, those increased expenses were higher than the increased interest income received from our bank during the current year as compared to the same period in year 2007.

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

Net Income   Our net income was approximately $3.85 million for the nine months ended September 30, 2008 as compared to approximately $1.75 million for the nine months ended September 30, 2007, an increase of approximately $2.10 million or 120 percent. The fully diluted EPS was $0.26 for the nine months ended September 30 2008 compared to that of $0.09 in the same period 2007.

Foreign Currency Translation Adjustment   Our major operations are in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese Renminbi. Sales of the Company’s products are in Renminbi. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. In 2007, the RMB kept on appreciating to the dollar. As of September 30, 2008, the market foreign exchanges rate was increased to 6.7899 RMB to one dollar. The financial statements of Chang Fang Yuan (whose functional currency is the RMB) were translated into US dollars using the closing rate method. The balance sheet items were translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves were translated at historical exchange rates prevailing at the time of the transactions while income and expenses items were translated at the average exchange rate for the year. All exchange differences were recorded within equity. The foreign currency translation gain for the nine months ended September 30, 2008 and 2007 were $1,641,584 and $754,000, respectively.

Liquidity and Capital Resources

The Company’s operations were initially capitalized by the combination of cash contributed to Chang Fang Yuan with a manufacturing facility and intellectual property contributed by the Company’s shareholders. Since that time the Company had funded operations primarily by means of loans from its shareholders and management in addition to its internally generated cash flow. As a result, on September 30, 2008, the Company owed $1,293,616 to certain members of its management and shareholders. These loans do not bear interest and are due on demand, and thus they were recorded as current liabilities. It’s the intention of the relevant management members and shareholders that the Company will not repay the loans during the recent expansionary years.

On September 30, 2008 the Company had the working capital of $7,791,125, which increased in amount of $2,890,559 as compared to December 31, 2007 as its cash and equivalents balance increased significantly while accounts receivable balance decreased for the collection of receivable. For nine months ended September 30, 2008, the net result of the Company’s growth in net income, reduced accounts receivable balance, and decreased balance in other current assets collectively led to a positive cash inflow from operations in amount of $5,808,893 for the nine months ended September 30, 2008.

Net cash used in investing activities was $2,388,922 in the nine months ended September 30, 2008, compared with $46,018 in the same period 2007. The increase was primarily attributable to the purchase of new machinery and equipment as we expected business expansion.

Net cash outflow from financing activities was $3,149 for the nine months ended September 30, 2008, compared with net cash outflow from financing activities of $37,251 in the same period 2007. The financing cash outflow decrease was primarily due to less amount of returned to shareholders or officers during the current year as compared to year 2007.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition or results of operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting Company is not required to provide the information required by this Item.

Item 4T.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of its disclosure controls and procedures as of September 30, 2008. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2008 for the purposes described in this paragraph.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.   Risk Factors

DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon the continued services of its officers and directors. To the extent that their services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

BROAD DISCRETION OF MANAGEMENT. Any person who invests in Company securities will do so without an opportunity to evaluate the specific merits or risks of any potential new prospective business in which the Company may engage. As a result, investors will be entirely dependent on the discretion and judgment of management in connection with the selection of a prospective business. There can be no assurance that determinations made by management will guarantee that the Company will achieve its business objectives.

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS. As of the date of filing of this quarterly report, the Company has not yet identified any prospective business or industry in which it may seek to become involved and at present it has no substantive information concerning any prospective business. There can be no assurance that any prospective business combination will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

UNSPECIFIED INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES; UNASCERTAINABLE RISKS. There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which the Company may ultimately operate. To the extent that the Company effects a business combination with a financially unstable individual or entity or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, the Company will become subject to numerous risks inherent in the business and operations of that financially unstable Company. In addition, to the extent that the Company effects a business combination with an entity in an industry characterized by a high degree of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that the Company will properly ascertain or assess all such risks or that subsequent events may not alter the risks that Company perceives at the time of the consummation of any new business opportunity.

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

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is required to provide certain information about significant acquisitions and other material events. The Company will continue to be required to file quarterly reports on Form 10-Q and annual reports on Form 10-K, which annual report must contain our audited financial statements. As a reporting Company under the Exchange Act, following any business combination, the Company will be required to file a report on Form 8-K or other form appropriate under the Exchange Act, which contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within 4 days following the filing of Form 8-K disclosing the transaction. While obtaining audited financial statements is typically the economic responsibility of the acquired Company, it is possible that a potential target Company may be a non-reporting Company with unaudited financial statements. The additional time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable transaction. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because the Company is subject to the reporting requirements of the Exchange Act.

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

It is the intention of the Company following the consummation of a business or business combination to seek coverage and publication of information regarding the Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Unregistered sales of equity securities.

None for the period covered by this report.

(b)          Purchases of equity securities

None for the period covered by this report.

Item 3.   Defaults Upon Senior Securities

None.

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

China Green Material Technologies, Inc.
Date: November 12, 2008	By:	/s/ Zhonghao Su
Zhonghao Su, Chief Executive Officer