Form 10-K
period 2008-12-31
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2009-03-31
CIK 1082384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission File No. 0-26799

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
(Exact name of registrant as specified issuer in its charter)

Nevada	88-0381646

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7F(Changqing Building), 172Zhongshan Road, Harbin City, China 150040	11355

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 86-451-84346600

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, no par value

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1934. Yes ☐ No ☒

Indicate by checkmark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of June 30, 2008 was approximately $23,819,562 based upon the closing price of the common stock as quoted by Nasdaq OTC Bulletin Board. .

As of March 24, 2009, there were 18,711,388 shares, $.001 par value issued and outstanding shares of the issuer’s common stock.

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Table of Contents

PART I

PART II

PART III

Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People’s Republic of China (“China” or “PRC”). For purposes of this annual report, conversion at year-end exchange rates of $1.00 to RMB 6.8225 for assets and liabilities, and weight average $1.00 to RMB6.9476 for revenue and expenses in year 2008. There is no assurance that RMB amounts could have been or could be converted into our dollars at that rate.

As used herein, “China Green,” “we,” “us,” “our” and the “Company” refers to China Green Material Technologies, Inc.

PART I

ITEM 1. BUSINESS.

History

On January 14, 2008, China Green officially changed its name from Ubrandit. Com under the new symbol of CAGM.OB. Ubrandit. Com was quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol UBDT.OB.

Concurrent with the name change and symbol change, the Company effected a 1 for 150 reverse split with the record date of November 16, 2007 (“Record Date”). Shareholders of the Record Date who held less than 100 shares after the reverse split were rounded up to 100 shares.

On February 29, 2008, shareholders of Series A Convertible Preferred Stock converted their preferred shares into shares of our common stock (“Common Stock”). As a result, a total of 18,150,000 shares of Common Stock were issued in connection with the conversion, and all Series A Convertible Preferred Stock was cancelled.

On February 9, 2007, we acquired all of the outstanding capital stock of Advanced Green Materials, Inc. (“AGM”) by merging AGM into a wholly-owned subsidiary of our company. At present, AGM is a holding company that owns 100% of the registered capital of ChangFangYuan Hi-tech Environment-Friendly Industrial Co., Ltd.(“CHFY”), a corporation organized under the laws of the PRC. CHFY is mainly engaged in the research and development, production and sales of starch-based biodegradable packaging materials such as “fast-moving consumer containers, tableware and packaging materials. CHFY’s business is primarily operated in China.

AGM was organized under the laws of Nevada on June 8, 2006, and has not initiated any business activity. Most of its activities are conducted through its 100% owned equity ownership in CHFY. On August 18, 2006, AGM acquired all the 128,274,900 outstanding shares of capital stock of CHFY.

CHFY was incorporated in Heilongjiang Province of China on May 12, 1999. It was formally known as Harbin TianHao Technology Co., Ltd., but changed its name to Harbin ChangFangYuan Hi-Tech Industrial Co., Ltd. on September 28, 2004, and then changed its name to Harbin ChangFangYuan Hi-Tech Environment-Friendly Industry Co., Ltd. on September 1, 2006.

From June 1, 2006 to March 19, 2007, CHFY held 95.23% of the equity ownership of Harbin Longjun Trade Co., Ltd. (“Longjun”), a corporation organized in Heilongjiang Province of the PRC on June 1, 2006. On March 20, 2007, the minority shareholders of Longjun invested additional capital of RMB 800,000 into Longjun. On May 22, 2007, Longjun changed its name to Harbin Longjun Industry Development Co., Ltd, and its individual shareholders invested additional capital of RMB 15,000,000 into Longjun, including cash of RMB9,200,000 and intangible assets of RMB 5,800,000. Simultaneously, CHFY transferred its equity ownership of Longjun in the amount of RMB 800,000 to Longjun’s original minority shareholders. Accordingly, CHFY became a 16% equity owner of Longjun, and lost its control of Longjun. Longjun engages in wholesale distribution and research and development of bio-degradable products and environmental project materials. All businesses of Longjun are currently in China and haven’t generated any product revenue as of May 22, 2007.

CHFY remained inactive and incurred minor administrative expenses prior to December 31, 2003. Starting from February 2004, CHFY began to research and develop its business focus items. As of September 9, 2005, CHFY issued additional common stock for more funding to support its operations. On May19, 2006, CHFY obtained its first sales order and started to manufacture its environmental-friendly starch-based bio-degradable food packing materials and facilities.

Business Overview

Our businesses exclusively depend on CHFY, our wholly-owned company with CHFY’s R&D, production and marketing of biodegradable starch-based “fast-moving consumer goods.” The basic material used in our products is “plant corn starch,” which is non-toxic, harmless, fire-resistant (heat-resistant) and odor-free, can be used in microwave ovens and can be resistant to a temperature of -40 degree Celsius to 150 degree Celsius. In addition, our products are completely environment-friendly, which are in line with the international environment standard of 4R +1D (4R: reduce, green materials, recycle and reuse; 1D: degrade). At present, we can apply its core material to produce more than 100 kinds of packing-material products based on the existing “fast-moving consumer goods.”

In 2007, we opened four sales offices in central China, which started our sales in the central market. In 2008, the Company made great progress increasing the number of our major dealers to more than 50 from only Weihai Qiancheng Import and Export Corporation. In 2008, we received large orders from Weihai Tianyuan Import and Export Corporation, and Jinan Ai’Jiaren Environmental-friendly Products Co., Ltd. For 2008, we have achieved annual sales revenue in the aggregate of $11 million. Compared with the revenue of $8.64 million in 2007, our revenue increased $2.36 million. We expect continued growth in 2009.

In 2008, our gross profit margin of sales was approximately 48.40%, which increased by 10% from 38.51% in 2007 as we have begun to develop our own direct end users base in 2008. In 2009, we will push for a diversified and multi-channel sale system. Our overall gross margin is not only determined by our product price, but by the higher production capacity and lower costs. Our product costs are partly determined by labor costs, but labor costs are different due to different product lines. Consequently, if we can successfully fund new plants and equipment, we can further increase our gross margin in product lines.

Our Technology

A “biodegradable” material is a compound that will decompose into simple molecular material under natural conditions through the agency of microorganisms (e.g. bacteria, fungus, algae, etc.). Biodegradable materials are divided into two categories:  complete biodegradation materials and partial biodegradation materials, depending on the degree of decomposition that they are capable of.  In a complete biodegradation material, the biochemical reactions caused by the microorganisms cause the physical properties of the plastic structure to collapse.

We have invented two patented technologies through independent research and development, namely, an industrialized production method of full-degradable food packaging materials (Patent No.: 200810064593.2) and an industrialized production method of degradable packaging materials for edible food (Patent No.: 200810064592.8).

At present, liquid solvents are widely used in the formulation of starch-based biodegradable products both in China and abroad to modify the property of starch through the technology of mixed liquid polymerization. However, our Technical Director, Mrs. Yingjie Qiao (Vice President of Harbin Engineering University, professor, doctoral advisor, Olympic torch bearer for the 2008 Olympic relay in China, the inventor of the technology of outer-shell protection layer of rocket for Shenzhou VII spacecraft) has mastered the "dry-powder blending" technology through three-year research with five other professors and put it into commercialization, which is an unique patented technology. With its low costs and high technological advantage, we believe it is a leading and superior technology in the industry.

The above two patented technologies are highly advanced and are very difficult for our competitors to copy. The “starch-based biodegradable material” produced through the core technology of the patents refer to the material which can be broken down into carbon dioxide and water by micro-organisms (such as bacteria, fungi, algae, etc.) under natural conditions. With completely degradable materials, the biological and chemical reaction of micro-organisms can completely break down the physical structure of the products.

In addition, we also have created a series of special technologies in the production process. Even if others applied the same technical formula, they can not produce same products without our specific production process. Therefore, we have competitive technological advantages over our competitors.

The Chinese government has deemed the improvement in environmental protection a key to national interest. Since 1996, our government has promulgated a series of laws aimed at increasing the use of biodegradable materials (including provisions that some specific packagings must use recyclable materials and EPS in the public transport and plastic tablewares are prohibited). Our starch-based biodegradable technology has been included in the “863 Spark Program” sponsored by the government. We have established cooperative relationship with a number of scientific research institutions at home and abroad (including Japan Energy Corporation, Tsinghua University, Harbin Institute of Technology, Harbin Engineering University, Harbin University of Science and Technology, Northeast Agricultural University) in technological R & D and upgrade. We will always aspire to be at the leading edge of the field of biodegradable materials with the assistance of these knowledge networks.

Considering market demands and the development direction of biodegradable materials, as well as the characteristics of existing technologies and technical capabilities, CHFY has developed a technical development strategy in accordance with our working principle of “to distribute rationally, control properly and set up project scientifically,” which combines short-term and long-term needs, and will realize the leadership of technology in the degradable material industry.

The application of biodegradable material is our Company’s technical advantage. While continuously lowering costs of raw materials and optimizing the production process, we keep having break-throughs in technology & the production process with several new products every quarter and a technical formula upgrade every year on average.

Our technological development focuses on three aspects: the “edible” technology of fast-moving consumer goods in catering industry, the research and development of new packaging products and the R & D of industrialization and mass production of potential alternative products.

In March, 2008, to promote close cooperation with Harbin Engineering University (“HEU”) and to lower investment risk, the board of directors allowed Mr. Su Zhonghao to found Harbin Sanrenxing Environmental-friendly Technology Co., Ltd. (“Sanrenxing”) with the other two professors from HEU to provide technologies to the Company. Sanrenxing is entirely independent of Changfangyuan, and the tenet of Sanrenxing is to continuously update, develop and apply for patents of starch-based biodegradable packaging. Furthermore, the two companies agreed that after Sanrenxing had applied the patent, which was ratified by the State Patent Bureau, Changfangyuan should have the right to use the patent technology free, and if needed, to purchase such patents.

Manufacturing

CHFY produces all products at its factory in Harbin, the capital city of Heilongjiang Province. Currently, it has passed the United States FDA Registration, ISO 9001 quality management system certification, ISO14001 environmental management system certification and HACCP food safety management system certification, and is the only company in the industry of starch-based biodegradable packaging material products with the “China Environmental Labeling Product Certificate” It has been awarded with “Qualified Products Tested by State Administration of Quality Supervision, Inspection and Quarantine — National Quality Trustworthy Unit” for three years continuously since 2006, “National Quality Trustworthy Product Assessed Qualified by the State” for two years continuously since 2006, and “Excellent Enterprise in the 3 • 15 Product Quality and Food Safety Rating” in 2006 in China.

CHFY has an annual production capacity of 16,500 tons. Due to the limit in product finishing equipment, it only has an operating rate of 40%. In 2009, we plan to acquire production plants through financing in capital market to add two semi-finished production lines and five finished product lines. Through such acquisitions, our annual production capacity shall reach 50,000 tons with an output of $70 million (this price estimate is based on RMB 18,000 per ton).

Our production processes include starch modification, high-speed mixing of ingredients, extrusion and pullout of sheet materials, positive and negative pressure molding of finished products, selection, disinfection, inspection and packaging. According to market demand, we also provide semi-finished sheet materials and particle materials for other companies in the same industry. During our continuous improvement of technological processes, we also do R&D, manufacturing and sales of other “starch-based biodegradable materials.”

There are a variety of production workshops for batch preparation, high-speed mixing, sheet materials, positive pressure, negative pressure, blanking, inspection, disinfection, printing, quality inspection and packaging. With aseptic operations from production to packaging, we are qualified for large-scale production and scientific operation.

Currently, we have a production capacity of 16,500 tons per year in sheet materials (semi-products), and 5,600 tons in finished products (end products) due to the limitation of terminal equipment, such as molding machine. With our investment in equipment, the Company will soon achieve the targeted finished-products capacity. However, such a production capacity is still far from fully meeting the market demand. Therefore, it has become an urgent task for us to increase inputs in plants, production lines and human resources in the next three years.

As the geographical location of the Company is in the most important corn production base in China, we have access to enough raw materials. At present, we have developed a raw-material control network based on regional corn agents and purchasers to control the price and quantity.

We also develop the technologies of production equipment. After buying equipment, we can make corresponding technical transform and innovation at the core components to create its uniqueness and irreplicability with higher energy consumption, and production capacity than equipment used by other enterprises.

So far, our end products are mainly “fast-moving consumer goods” made from starch-based biodegradable materials. We are gradually developing other potential areas.

Our Products

Our products are made from starch-based biodegradable materials, which are produced by adding bio-additives, such as polymer starch, cellulose and polyol, into modified starch to synthesize propionolactones, which is a kind of cyclic lactone easily broken down with reagents, such as water and alcohol. Such material has good mechanical strength and plasticity. However, when exposed to microorganisms such as microorganisms prevailing in the urban garbage dump, it can almost be completely decomposed into carbon dioxide and water under the enzyme or acid-base catalytic reaction. The decomposition process takes about 45 days after it is initially exposed to high concentrations of microorganisms without any toxic effects to the atmosphere and soil. In contrast, other degradable products and biodegradable materials produced by our competitors would typically take 80-180 days to decompose completely.

In 2007, CHFY completed upgrades to sixth-generation and seventh-generation products. We have registered two trademarks of “CHFY” and “Home” brand, for food packaging products in the fast-moving consumer goods include packing boxes and packing bowls used in catering industry, special lunch boxes and multi-functional lunch boxes used in railways, locked packing boxes and food boxes, fruit trays and special trays used in refrigerators and microwave ovens covering 14 categories and 115 series. We also produce “Go Home without Dish Washing” series, traveling, picnic and outdoor series, special tray series used in refrigerators for 13 series products. A rich variety of products, the “Home” series can fundamentally meet the demands for tableware of the market.

Disposable tableware consumer goods:  Presently, our major products are “fast-moving consumer food & beverage containers and tools” made from biodegradable materials, including cups, plates, bowls, knives, forks and spoons. We also can produce food packaging products, including food package and containers used at groceries and home.

Agricultural film:  We produce a wide range of agricultural and gardening film, such as mulching plastic film and awnings. We can also make use of our materials to produce flowerpots or flowerpot-like containers. Currently, the most commonly used agricultural film is plastic, which must be removed after use and buried in the soil for many years to degrade. Our starch-based materials will decompose in the soil in a planting season, eliminating the labor costs of removal and land-use fees required, and may provide nutrients for the soil.

Trash bags and packages:  Our material is a good alternative to traditional trash bags, and can help eliminate modern consumer culture of waste (i.e. use of non-disposable boxes and other packages).

Packaging materials:  Our packaging materials use starch-based biodegradable materials instead of polystyrene packaging materials which are destructive to the landfill. The products which can be replaced includes packing bags, plastic bottles, packages of electronic products, clothing, liners, cushioning materials, and agricultural mulching film (thin film, shrink film), seedling cups, turf bags, civil construction-used film, net, unwoven cloth, earth bags, sand bags, etc. in the agricultural and gardening market.

We aim to develop into the following areas using our technology:

Medical fields:  Medical mattress, babies’ diapers, bandages, clamps, cotton sticks, gloves, and surgical suture lines and fracture fixation materials.

Others:  Fiber products, textile products, toys, office supplies, building and decoration materials, coat-hangers, handles, golf tees, teaching tools, cards, pens and tools used in scientific research.

Marketing

We have continuously improved our technology, and products' added value, while we have rapidly developed our major end-market and industrial market. In 2008, we stood apart from many competitors with our food packaging boxes which can be resistant to a low temperature of minus 40 degrees. We signed a cooperation agreement with Zhengzhou Synear Group, a fast frozen food enterprise in China, listed in Singapore. Also, our marketing team has confirmed our cooperation with some international brands and top five retailers in China in the past year alone. As of February 2009, our fast-moving consumer goods, including disposable cups, bowls, boxes and plates, were sold in 270 supermarkets in China. Some paper products and non-environmental friendly fast-moving consumer goods have gradually reduced their market share in face of our competition. During the period from 2007 to 2008, we developed supply and demand relationship with the Harbin Railway Bureau, Jiamusi Railway Bureau and Hailar Railway Bureau, and have more than 70 agents in major cities across the country. In 2009, we are promoting the program of business invitation for domestic and international agents with a goal to develop more than 300 agents by the end of 2009. Also, agents from Britain, Denmark, Japan, Israel and other countries have signed long-term supply contracts with us.

Due to our high-quality products and relatively low production costs in China, currently, many foreign buyers from countries with relatively higher production costs have approached us to negotiate. Our major customers have shown a vast potential market. As of December 31, 2008, the Company’s majority clients are Weihai Tianyuan Environmental-friendly Products Co., Ltd and Jinan Ai’Jiaren Environmental-friendly Products Trading Co., Ltd. Other clients include Taiwan RT-Mart, which has 26 branches in North and Northeastern China , Tianjin Junya Supermarket, which has 57 stores in Tianjin, Hebei, Beijing and other areas, Qingdao JUSCO, which has 70 stores in Shandong Province, Yantai Zhenhua Supermarket, which has 30 stores in Shandong, and Jinan Yinzuo Supermarket, which has 30 stores in Shandong Province.

From the point of view of market penetration, our products have a relatively high penetration rate, higher than 80% in cups, trays, food packing boxes and so on. In the market concentration, great changes have taken place. In terms of marketing channel selection, there are diversified channels with agents, direct marketing and mobile marketing coexisting, as well as brand marketing and implicit marketing mode coexisting. In terms of promotion, only 12% of fast-moving consumer goods are sold in promotion. This ratio is low. But, from the trend point of view, it shows a gradual upward trend. In price, although there is price war in a number of categories, the average price keeps relatively stable in general. Through monitoring consumers’ purchasing abilities, consumers’ expenses on fast-moving consumer goods accounted for 10.4% of their total expenditure on average in 2008, but, that of in large provincial cities and prefecture-level cities is slightly higher than the average level as 10.5% and 10.6% respectively. As of January 2009, our “CHFY” and “Home” Brand environmental-friendly cups, bowls, plates and other food packages have been widely used in 11 provinces and 23 cities across China. CHFY has partnered up with large number of railway departments, hospitals, schools, western restaurants, Chinese restaurants, medical equipment companies, wholesalers, institutional units, large-scale enterprises, airlines and frozen food companies. In addition, we have developed more than 70 agents and over 400 direct marketing customers.

Brand building

The Company explores a strategy with high standard production and high returns to create a famous brand. At the promotion stage of new products, the Company has invested much human and material resources into corresponding brand-building. For example, logo registration, corporate identity system (“CIS”) planning and OEM production works. In addition, the Company has improved the brand awareness and brand loyalty through effective brand promotion strategy.

We intend to create brand image through mass media, in connection with product distribution, and then transform the brand awareness into customers’ loyalty by improving performance, and optimizing services. At the same time, “brand bundle marketing” shall be adopted, which can increase economic benefits from sales in short term, as well as enhance the brand awareness under a unified brand image. We bundle our products together with high-end brands to improve our brand image relying on high-end brands’ appeal to our targeted consumer groups.

Capital strategy

Our capital strategy can be implemented in three phases: the adjustment phase, development phase and rapid expansion phase. The Company intends to obtain long-term capital investment in Company’s growth and expansion mainly through capital market financing, and private financing. Meanwhile, the medium and short-term fund needs shall be met through appropriate bank loans. Thereafter, the Company intends to rapidly expand in the industry of starch-based biodegradable materials and products through mergers and acquisitions, technology licening, order cooperation and other joint operation, to re-integrate the domestic manufacturers of biodegradable materials, and to quickly occupy the plastic and paper package’s channels and market.

The Employees

At present, there are 148 employees in CHFY, including 23 administrative officers, 72 production workers, 33 sales men, 12 technical personnel and 8 financial officers, an increase of 83% as compared with the initial 92 employees in 2005. There are dozens of highly educated and skilled senior managers with degree of master and doctor, title of professor and overseas working experience. 99% of the staff have obtained a bachelor degree or above, with an average age of 33 years.

ITEM 1A. RISK FACTORS

Risk Factors that May Affect Future Results.

Investment in our company involves a high degree of risk. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could decrease. This means you could lose all or a part of your investment.

Risks Related To Our Business.

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

Our success will depend in part on our ability to protect our proprietary rights and technologies. CHFY relies on a combination of patents, trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect its proprietary rights. However, these measures afford only limited protection. CHFY’s failure to adequately protect its proprietary rights may adversely affect our competitive prospects. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of CHFY’s products or to obtain and use trade secrets or other information that it regards as proprietary.

CHFY’s means of protecting its proprietary rights in the PRC may not be adequate. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy for theft of our proprietary information may have a material adverse impact on our business operations.

Our sales and operating revenues could decline due to macro-economic and other factors outside of our control, such as changes in consumer confidence and declines in employment levels.

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

Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict business activities. We are subject to statutes and rules. Our operating expenses may be increased by governmental regulations such as new industry standards and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Any delay or refusal from government agencies to grant us necessary licenses, permits and approvals could have an adverse effect on our operations.

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

Fluctuations in the price of raw materials and our products will make no adverse effects on the Company. Over the past three years, there is little change in the price of raw materials used in our projects. The corn starch we used is from plant crops, which should be planted in spring and harvest in autumn. But in Heilongjiang Province, more than 1,800 million tons of corn shall be reserved in every year, and one-third of that can be used to produce industrial products. Therefore, our supply of raw materials is always stable and adequate. It is expected that our company will not be influenced by price fluctuations of raw materials and price controls in the next decade.

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

Our future success will depend in substantial part on the continued service of our senior management, including Mr. Zhonghao Su, our Chairman and Chief Executive Officer, and Mrs. Jing Zhu, our Chief Financial Officer starting from February 28, 2008. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. We do not carry key man life or other insurance in respect of any of its officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical sales and marketing customer support. Because of the rapid growth of the economy in the PRC, competition for qualified personnel is intense. We cannot guarantee that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future.

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

Risks Related to the People’s Republic of China

The People’s Republic of China’s Economic Policies could affect our Business.

Substantially all of our assets are located in the PRC and substantially all of our revenue is derived from our operations in the PRC. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in the PRC.

While the PRC’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the PRC, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

The economy of the PRC has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in the PRC are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the PRC’s economic growth through the allocation of resources, the control of payment of foreign currency- denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Capital outflow policies in the People’s Republic of China may hamper our ability to remit income to the United States.

The PRC has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our directors believe that it is currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change; we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to our stockholders.

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

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect the market price of our common stock and our ability to access U.S. capital markets. We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has not adopted a Western style of management and financial reporting concepts and practices, modern banking, computer or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in the PRC. Because the Company’s executive officers and directors, including, the chairman of it’s board of directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or its officers and directors by a stockholder or group of stockholders in the United States. Also, because the majority of our assets are located in the PRC it would also be extremely difficult to access those assets to satisfy an award entered against it in a United States court.

We may face judicial corruption in the People’s Republic of China.

Another obstacle to foreign investment in the PRC is corruption. There is no assurance that we will be able to obtain recourse, if desired, through the PRC’s poorly developed and sometimes corrupt judicial systems. There is no assurance of an established public trading market, which would adversely affect the ability of investors in our company to sell their securities in the public markets.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

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

We lease a standard plant with office space, employee living space, and factory space in Harbin Development Zone, near to the raw material collection area. This helps to minimize our shipping costs and processing fees.. In addition, we lease a layer of office building covering 800 square meters in the center of Harbin City for sales and administration. With the increase of our production capacity, we also rent a warehouse near to the plant to store inventory. In order to expend our sales, we also lease four sales offices in other district of China. The rental fees for our leased properties under the operating lease were $207,886 and $140,630 for the years ended December 31, 2008 and 2007, respectively. In the next few years, the rental costs will continue to increase. We will be able to renew those leases when they expired. We are planning to buy a new factory in Harbin Development Zone in 2009 when there are enough funds.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “CAGM.OB The Company used to be quoted under the symbol “UBDT.OB”, and changed its symbol and name on January 14, 2008. Set forth below are the high and low bid prices for each of the eight quarters in the past two fiscal years.

Bid
Quarter Ending	High	Low

March 31, 2007	$ 0.066	$ 0.020
June 30, 2007	$ 0.060	$ 0.030
September 30, 2007	$ 0.050	$ 0.017
December 31, 2007	$ 0.059	$ 0.020
March 31, 2008	$ 6.750	$ 1.010
June 30, 2008	$ 2.000	$ 1.010
September 30, 2008	$ 1.750	$ 0.280
December 31, 2008	$ 1.790	$ 0.350

The reported bids quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

(b)  Transfer Agent

Our transfer agent is Securities Transfer Corp. whose address is 2591 Dallas Parkway, suite 102 Frisco, TX 75034. Their telephone number is 972-963-012 and the fax number is 469-633-0088.

(c)  Shareholders

As of December 31, 2008, our shareholders list contains the names of 2,516 registered stockholders of record of our Company’s Common Stock.

(d)  Dividends

We have not paid or declared any cash dividends on its Common Stock within the past three years and does not foresee doing so in the foreseeable future.  We intend to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of our company, its general financial condition and other factors deemed pertinent by the Board of Directors.

(e)  Sale of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2008.

(f)  Repurchase of Equity Securities

We did not repurchase any of our equity securities that were registered under Section 12 of the Securities Act for the year ended December 31, 2008.

Concurrent with the name change and symbol change, the 1 for 150 reverse split with the record date of November 16, 2007, became effective on January 14, 2008. Shareholders of the Record Date who held less than 100 shares after the reverse split were rounded up to 100 shares.

On February 29, 2008, the Company announced that the shareholders of its Series A Convertible Preferred Stock had chosen to convert their preferred shares into shares of the Company’s common stock (“Common Stock”). As a result, a total of 18,150,000 shares of Common Stock were issued in connection with the conversion, and all Series A Convertible Preferred Stock has been cancelled.

ITEM 6.  SELECTED FINANCIAL DATA

Following is a summary of our operations and financial condition from 2005 through 2008. You are urged to review the detailed audited financial statements and accompanying footnotes for a complete understanding of our operations.

	2008	2007	2006	2005
Net sales	$11,008,513	$8,639,999	$4,120,716	$0
Income (loss) from operations	$4,439,697	$2,135,490	$869,691	$(494,382)
Income (loss) before income taxes	$4,385,807	$2,138,445	$1,520,428	$(2,389,680)
Net income (loss)	$4,385,807	$2,154,937	$1,527,963	$(2,389,680)
Net income (loss) per common share	$0.28	$0.05	$0.03	$(0.05)
Total assets	$28,027,231	$21,901,635	$20,602,794	$15,423,818
Total liabilities	$1,755,491	$1,522,247	$3,668,638	$559,569
Working capital	$8,682,901	$4,900,567	$1,989,060	$(106,961)
Stockholders’ equity	$26,271,740	$20,379,388	$16,934,156	$14,864,249

No cash dividends have been paid during the four-year period ended December 31, 2008, 2007, 2006, and 2005, respectively.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 7, “Management’s Discussion and Analysis or Plan of Operation,” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the medical instruments market specifically, legislative or regulatory changes that affect our business, including changes in healthcare regulation, the availability of working capital, the introduction of competing products, and other risk factors described herein. These risks and uncertainties, together with the other risks described from time -to -time in reports and documents that we filed with the SEC should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Results of Operations

Since the beginning of 2007, we not only generated revenue from Weihai Qiancheng, but also began to obtain certain large sales orders from other distributors such as, Weihai Tianyuan Environment-Friendly Products Co., Ltd, and Nanchang Jiangfeng Environment-Friendly technology Co., Ltd. We opened an additional four sales offices in China to prepare our products and obtained sales orders from a number of other customers during the year ended December 31, 2007. For the year ended December 31, 2008, we increased our revenue by $2,368,514 to $11,008,513 from $8,639,999 for the prior year ended December 31, 2007. Accordingly, we expect to report a further increase in revenue from a variety of sources during the upcoming year in 2009.

The Company’s gross margin realized on sales in the year ended December 31, 2008 was approximately 48.4%, which is reflective of the gross margin we expect to realize on the sales of tableware.  Our overall gross margin, assuming we accomplish sales across our entire product line, will depend on the product mix. This is because our cost of goods sold is determined in part by the labor required to manufacture the products, which can vary depending on the specific product line.  In addition, if we are successful in funding the development of a new manufacturing facility, we plan to implement improvements in our manufacturing practices that will reduce our costs and increase gross margin across our product lines.

During the year ended December 31, 2008, the Company made profits of $4.39 million. According to relevant tax laws of the PRC, our Company is fully exempt from corporate income tax for the two years ended December 31, 2008 and 2007, and is entitled to 50% corporate income tax relief in the next three years. Therefore, we have not paid corporate income tax for the year ended December 31, 2008.

Our business operates in China and accounts in the Renminbi, but we report our financial results in our SEC filings in U.S. dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  For the years ended December 31, 2008 and 2007, we recorded $1,506,545, and $1,290,296 in unrealized gains on foreign currency translation, respectively.

Liquidity and Capital Resources

Our operations were initially capitalized by the combination of cash contributed to CHFY and a manufacturing facility and intellectual property contributed by our shareholders.  Since that time we have funded operations primarily by means of loans from our shareholders and management.  As a result, as of December 31, 2008, we owed $1,294,838 to certain members of our management and shareholders. These loans are non-interest bearing, unsecured, and due on demand. Accordingly, we recorded them as current liabilities. We do not expect to repay the loans until cash from our operations is sufficient to repay the loans without interfering with the growth of our business.

As of December 31, 2008 we had working capital in amount of $8,682,901.  The largest component of our working capital was accounts receivable totaling $5,354,334, most of which is owed to us by our primary customers for products purchased from us during the year.  In order to spur the development of our market, we have granted our primary customers extended payment terms on a portion of their purchases from us.  We expect to collect at least half of the outstanding balance in the second quarter of year ended December 31, 2009. Furthermore, our cash and equivalents reached $4,245,044 as of December 31, 2008. This asset primarily arose from the collection of payment during the year ended December 31, 2008.

As our business develops, we expect to obtain payment for our products on more common commercial terms, and do not expect that it will be necessary for us to delay payments to our creditors.

We incurred positive cash in-flow from our operations of $6,367,659 for the year ended December 31, 2008. This is primarily due to the fact we increased our net income by $2,230,870 to $4,385,807 for the year ended December 31, 2008 from $2,154,937 net income for the year ended December 31, 2007.

For the year ended December 31, 2008, we had an increase in capitalization expenditures as compared to the year ended December 31, 2007, which allowed for more cash to be used in investment activities for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

In regards to our financing activities for the year ended December 31, 2008, we had a decline in net proceeds from loans provided by our shareholders and officers in support our company’s operations as compared to the year ended December 31, 2007. Even though we repaid a number of loans to our shareholders and officers in the year ended December 31, 2007, we still incurred net cash proceeds of $4,281 from such loans in the year ended December 31, 2008.

Our current resources are sufficient to fund ongoing operations for the foreseeable future.  However, for competitive reasons it is crucial that we establish a substantial market presence as rapidly as is economically reasonable.  In addition, we are planning to develop an additional manufacturing facility which we estimate will increase our annual production capability from 20,000 tons to 50,000 tons.  The projected cost of the new facility will be $10 million.  In order to achieve these two goals we are seeking sources of capital either through the sale of equity or the issuance of debt instruments.  We have no firm commitments from any financing source as of December 31, 2008.

Application of Critical Accounting Policies

In preparation of our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the year ended December 31, 2008 there was one estimate made which was (a) subject to a high degree of uncertainty, and (b) material to our results.  Therefore, as detailed in Note 3(g) to the financial statements, we recorded an allowance of $26,847 for doubtful accounts.  The basis for this determination was our expectation that our main customers, which are the responsible for most of our accounts receivable, will satisfy their obligations within a reasonable period of time.

We made no material changes to our critical accounting policies in connection with the preparation of our financial statements for the year ended December 31, 2008.

Impact of Accounting Pronouncements

There were certain recent accounting pronouncements that may have a material effect on our Company’s financial position or results of operations. All of them had been shown in section (q) “Recent Accounting Pronouncements” of Note 3 “Summary of Significant Accounting Policies” in the “Notes of Consolidated Financial Statement” listed under the Financial Statements Section which is attached hereto.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

Our consolidated financial statements for the year ended December 31, 2008 and 2007 are attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

We performed an evaluation of the effectiveness of our internal control over financial reporting that is designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company;

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2008.

Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of December 31, 2008 is effective. Notwithstanding the foregoing, there can be no assurance that the Company’s internal control over financial reporting will detect or uncover all failures of persons within the Company to comply with these procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in internal controls.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since

Zhonghao Su	42	Chief Executive Officer, Director	2007
Yang Meng	30	Director	2007
Jing Zhu	37	Chief Financial Officer, Director	2007
Zhongcheng Kang	30	Marketing Director	2008
Yingjie Qiao	42	Vice Chairman / Technical Director	2008
Guiguo Wu	39	Factor Director	2008

Directors hold office upon election until the next annual meeting of our Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Zhonghao Su.  Mr. Su formed the current business of ChangFangYuan in 2003, and has served as its Chief Executive Officer since that time.  From 1998 to 2003, Mr. Su was associated with the U.S. Ocean Group, initially as the Executive Director of U.S. Ocean Group China Resource Co. Ltd. and then as Chief Delegate responsible for managing the Harbin office of U.S. Ocean Group.  Prior to joining U.S. Ocean Group, Mr. Su had been employed for eight years by the China Packaging Import & Export Trading Company, serving four years as Vice Manager followed by four years as General Manager of its Qingdao subsidiary. In 1994, Mr. Su earned a Masters Degree in Business Administration from the Beijing University.

Yang Meng.  Ms. Meng has been employed by ChangFangYuan since 2006 as Secretary to the Board of Directors.  From 2005 to 2006, Ms. Meng was employed as Counselor by the Harbin Huawei Group, advising on legal matters and investment management.  From 2001 to 2005, Ms. Meng was an officer of the Harbin Xinzhongxin Electronic Co., Ltd., with responsibilities for legal affairs and internal management.  In 2001, Ms. Meng earned a Bachelors Degree with a concentration in International Economic Law from the Heilongjiang University.

Jing Zhu.  Since 2004, Ms. Zhu has been employed as Finance Manager by ChangFangYuan.  From 2000 to 2004, Ms. Zhu was employed as Finance Manager by the Xintai Mechanical Engineering Co. Ltd.  From 1991 to 2000, Ms. Zhu was employed as an accountant by the Harbin Gongxiang Group.  In 1993, Ms. Zhu earned a Bachelors Degree with a concentration in Accounting from the Heilongjiang Provincial Party College.

Zhongcheng Kang.  Mr. Kang has served as Marketing Director for the Company since 2008. Prior to that, Mr. Kang served as as the Regional Market Director in China, Marketing Director and Sales Manager for one of the world's top 500 company’s branches in China, where for three consecutive years his marketing team assisted in becoming a leader in sales for the Chinese home appliance market. Mr. Kang has studied economics, marketing, psychology and philosophy, and has published more than 20 articles in areas such as marketing strategy. In 2005, Mr. Kang earned his master's degree in business administration from the Harbin Institute of Technology. In the past Mr. Kang has worked for such companies as Sunnsy Group, Hangzhou Huari Electric Co., Ltd, and Shanghai TECKA Central Air-conditioning Co., Ltd.

Yingjie Qiao.  Mr. Qiao has served as the Technological Development Director for the Company since 2008. Mr. Qiao is a professor of Materials Science for the Chemical Institute of Harbin Engineering University, a doctoral advisor, a member of the DPP Heilongjiang Provincial Standing Committee, a member of the Teaching Steering Committee for Materials Physics and Chemistry under the Ministry of Education and a director of the Chemical Industry and Engineering Society of Heilongjiang. Mr. Qiao is an evaluation expert for the National 863 Program, the Natural Science Foundation of China and the Doctoral Fund of Ministry of Education. He is also an expert for the assessment of technical projects under the Heilongjiang Science & Technology Department and the Harbin Science & Technology Bureau.

Guiguo Wu.  Mr. Wu has served as the Factory Director and Vice General Manager of Production since 2008, and prior to that joined CHFY as a workshop director in 2006. Mr. Wu graduated from the Harbin University of Science and Technology earning a degree in Quality Control Management. Mr. Wu’s past employment consists of his service as an analyst to Harbin Pfizer Candy Co., Ltd. (Sino-US joint venture), as a quality inspector of the Quality Control Department, as a workshop director for Harbin Suns Battery Industrial Co., Ltd., as the Manager of the R & D Department for Heilongjiang Huadi Group and as the Production Director for Harbin Xinda Polymer Materials Co., Ltd.

Audit Committee; Compensation Committee

The Board of Directors has not yet appointed an Audit Committee or a Compensation Committee due to the relatively small size of the Board.  The Board does not have any member who qualifies as an audit committee financial expert, due to the fact that the current management only took control of this U.S. public company in December 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. We are not aware of any instances in fiscal year ended December 31, 2008 when an executive officer, director or any owner of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth all compensation awarded to, earned by, or paid by our Company and our subsidiaries to Zhonghao Su, our Chief Executive Officer, for services rendered to our Company during the years ended December 31, 2008 and 2007.  There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2008 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Other Awards	Option Compensation

Zhonghao Su	2008	$35,062	—	—	—	—
	2007	$31,562

Employment Agreements

CHFY has entered into an employment agreement with each of its executive employees.  Each agreement has a term of one year.  Except for the salary, the terms of the agreements are substantially identical, and reflect employment standards common in China as a result of law or customary business practices.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by our Company’s Chief Executive Officer during the year ended December 31, 2008 and those options held by him on December 31, 2008.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	fiscal year	($ share)	Date	5%	10%
Zhonghao Su	—	—	—	—	—	—

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2008 and held by them unvested at December 31, 2008.

Unvested Stock Awards in the Last Fiscal Year.

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested

Zhonghao Su	0	—

Remuneration of Directors

None of the members of the Board of Directors received remuneration for service on the Board during 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 24, 2009 information known to us with respect to the beneficial ownership of our common stock as of the date of this Report by the following: (i) each shareholder known by us to own beneficially more than 5% of our common stocks, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of March 24, 2009, there were issued and outstanding 18,711,388 shares of common stock.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class

Zhonghao Su	5.478.298	29.28%
Yang Meng
Jing Zhu
Zhongcheng Kang
Yingjie Qiao
Guiguo Wu

All directors and officers	5,478,298	29.28%
As a group (6 persons)

Benyi Xing	3,750,000	20.04%
#9 Grp Qinggangluwei Qingnian Road
Lvyuan Dist,
Changchun City, China

(1)       Except as otherwise noted, the address of each shareholder is c/o ChangFangYuan Environment-Friendly Industrial Co. Ltd., 172 Zhongshan Road, 27th Floor, Harbin, Heilongjiang, P.R. China.

(2)        Except as otherwise noted, all shares are owned of record and beneficially

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2008

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	0		0
Equity compensation plans not approved by security holders	0		0
Total	0		0

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Since 2005, we have funded operations primarily by means of loans from our shareholders and management.  As a result, as of December 31, 2008 and 2007, we owed $1,294,838 and $1,206,871, respectively, to certain members of our management and shareholders.

In March, 2008, to promote close cooperation with Harbin Engineering University (“HEU”) and to lower investment risk, the board of directors allowed Mr. Su Zhonghao to found Harbin Sanrenxing Environmental-friendly Technology Co., Ltd. (“Sanrenxing”) with the other two professors from HEU to provide technologies to the Company. Sanrenxing is entirely independent of Changfangyuan, and the tenet of Sanrenxing is to continuously update, develop and apply for patents of starch-based biodegradable packaging. Furthermore, the two companies agreed that after Sanrenxing had applied the patent, which was ratified by the State Patent Bureau, Changfangyuan should have the right to use the patent technology free, and if needed, to purchase such patents. Mr. Su Zhonghao owns 30% of Sanrenxing.

Director Independence

None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ National Market System.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal years ended December 31, 2008 and December 31, 2007, MS Group CPA LLC has billed us the following fees for services rendered in connection with the audit and other services in respect to these years:

	2008	2007

Audit Fees (1)	$75,000	75,000

Tax Fees (2)

All Other Fees (3)

Total	$75,000	75,000

All (100%) of the fees described above were approved by our Board of Directors.

ITEM 15.	EXHIBIT LIST.

Exhibit Number	Description of Exhibit	Footnote Reference

3.1	Certificate of Incorporation, filed as an exhibit to the Registration Statement on Form 10 (SEC File #0-26799) filed on July 22, 1999, and incorporated herein by reference.

3.3	By-laws - filed as an exhibit on the Form 10-KSB filed on March 31, 2008, and incorporated herein by reference.

4.0	Certificate of Designation of Series A Convertible Preferred Stock – filed as an exhibit to the Current Report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.

10.1	Form of Employment Agreement between CHFY and its executive employees – filed as an exhibit to the Current Report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.

14.1	Senior Management Code of Ethics – filed as an exhibit to the Current Report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.

21.1	Subsidiaries of Registrant.	*

31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002.	*

* Filed herewith.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Green Material Tehnologies, Inc.

By:	/s/ Zhonghao Su

Zhonghao Su, Chief Executive Officer

          In accordance with the Exchange Act, this Report has been signed below on March 31, 2009 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhonghao Su

Zhonghao Su, Director, Chief Executive Officer

/s/ Yang Meng

Yang Meng, Director

/s/ Jing Zhu

Jing Zhu, Director

/s/ Yingjie Qiao

Yingjie Qiao, Director

/s/ Guiguo Wu

Guiguo Wu, Director

China Green Material Technologies, Inc. (F/K/A Ubrandit.com) and Subsidiary

Consolidated Financial Statements

December 31, 2008

China Green Material Technologies, Inc. (F/K/A Ubrandit.com) and Subsidiary
Index to the Financial Statements

Page

F-2	Report of Independent Registered Public Accounting Firm

F-3	Consolidated Balance Sheets as of December 31, 2008 and 2007

F-4	Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007

F-5	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2008 and 2007

F-6	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

F-7 to F-20	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
China Green Material Technologies, Inc. (f/k/a Ubrandit.Com)

We have audited the accompanying balance sheets of China Green Material Technologies, Inc. (f/k/a Ubrandit.Com) as of years ended December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008. The management of China Green Material Technologies, Inc. (f/k/a Ubrandit.com) is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Green Material Technologies, Inc. (f/k/a Ubrandit.Com) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ MS Group CPA LLC

MS Group CPA LLC
Edison, New Jersey March 31, 2009

CHINA GREEN MATERIAL TECHNOLOGIES, INC. (F/K/A UBRANDIT.COM) AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
Assets
Current Assets:
Cash and equivalents - non restricted	$4,243,140	$101,336
Cash - restricted	1,904	--
Accounts receivable, net of allowance for doubtful accounts of $26,847
and $261,887, respectively	5,354,334	4,975,857
Inventories	351,413	143,150
Other receivable	201	5,318
Prepaid expenses	14,988	57,954
Other current assets	472,413	1,139,199

Total Current Assets	10,438,393	6,422,814

Property and Equipment, Net	11,692,455	9,856,707
Intangible Assets, Net	5,585,576	5,349,252
Investment-At Cost	310,807	272,862

Total Assets	28,027,231	21,901,635

Liabilities and Stockholders' Equity
Current Liabilities:
Account payable and accrued expenses	178,138	148,161
Customers deposits	14,524	--
Payroll payable	63,501	35,810
Due to stockholders/officers	1,294,838	1,206,871
Tax payable	73,653	117,093
Other current liabilities	130,837	14,312

Total Current Liabilities	1,755,491	1,522,247

Total Liabilities	1,755,491	1,522,247

Stockholders' Equity
Series A convertible preferred stock, $0.001 par value, none and 20,000,000 shares
authorized, zero and 272,250 shares issued and outstanding, respectively	--	272
Common stock, $0.001 par value, 100,000,000 shares authorized,
18,711,388 and 46,592,790 shares issued and outstanding, respectively	18,711	46,593
Additional paid-in capital	17,895,324	17,867,170
Reserve funds	732,532	67,701
Retained earnings	3,974,440	253,464
Accumulated other comprehensive income	3,650,733	2,144,188

Total Shareholders' Equity	26,271,740	20,379,388

Total Liabilities and Stockholders' Equity	$28,027,231	$21,901,635

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. (F/K/A UBRANDIT.COM) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007
Revenues	$11,008,513	$8,639,999
Cost of Goods Sold	5,680,584	5,312,821

Gross Profit	5,327,929	3,327,178

Operating Expenses
Selling expenses	269,930	182,344
Bad debt (recoveries) expenses	(248,605)	228,558
General and administrative expenses	866,907	780,786

Total Operation Expenses	888,232	1,191,688

Income From Operations	4,439,697	2,135,490

Other Income (Expenses)
Related parties rental income	19,188	19,524
Interest income	5,624	911
Loss on disposition of fix assets	(78,670)	(18,422)
Other income (expense), net	(32)	942

Total Other Income (Expenses)	(53,890)	2,955

Income Before Income Taxes	4,385,807	2,138,445
Provision for Income Taxes	--	--

Income Before Minority Interest	4,385,807	2,138,445

Minority Interest	--	(16,492)

Net Income	$4,385,807	$2,154,937

Foreign Currency Translation Adjustment	1,506,545	1,290,296

Comprehensive Income	$5,892,352	$3,445,233

Net Income Per Common Share
-Basic	$0.28	$0.05

-Diluted	$0.28	$0.00

Weight Common Shares Outstanding*
-Basic	15,685,987	46,592,790

-Diluted	15,685,987	2,769,092,790

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. (F/K/A UBRANDIT.COM) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,2008 AND 2007

	Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Reserve	Accumulated Other Comprehensive	Total Stockholders'
	No of Shares	Amount	No of Shares	Amount	Capital	Earnings	Funds	Income	Equity
Balance as of December 31, 2006	272,250	$272	46,592,790	$46,593	$17,867,170	(1,833,771)	$--	$853,892	$16,934,156

Net income	--	--	--	--	--	2,154,936	--	--	2,154,936

Retain earnings distribution	--	--	--	--	--	(67,701)	67,701	--	--

Foreign currency translation	--	--	--	--	--	--	--	1,290,296	1,290,296

Balance as of December 31, 2007	272,250	272	46,592,790	46,593	17,867,170	253,464	67,701	2,144,188	20,379,388

Net income	--	--	--	--	--	4,385,807	--	--	4,385,807

Retain earnings distribution	--	--	--	--	--	(664,831)	664,831	--	--

Reverse split of common stock
on January 14, 2008 *	--	--	(46,031,402)	(46,032)	46,032	--	--	--	--

Converted preferred stock to	--
common stock on February 29, 2008	(272,250)	(272)	18,150,000	18,150	(17,878)	--	--	--

Foreign currency translation	--	--	--	--	--	--	--	1,506,545	1,506,545

Balance as of December 31, 2008	--	$--	18,711,388	$18,711	$17,895,324	3,974,440	$732,532	$3,650,733	$26,271,740

*: On January 14, 2008, the Company had a 1 for 150 Reverse Stock Split. The fractional shares were rounded up. Any shareholders with less than 99 shares were rounded up to 100.

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. (F/K/A UBRANDIT.COM) AND SUBSIDIARY
CONSOLIDATED CASH FLOW STATEMENTS

	For the Years Ended December 31,
	2008	2007
Cash flows From Operation Activities:
Net Income	$4,385,807	$2,154,937
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	1,257,819	972,162
Bad debt expenses	(236,778)	222,703
Loss on disposition of fix assets	78,670	18,422
Minority interest's share of net income	--	(17,372)
Changes in operating assets and liabilities
Accounts receivable	204,829	(478,463)
Inventories	(185,520)	(74,496)
Other receivable	5,130	558,282
Prepaid expenses	43,936	(3,447)
Other current assets	697,361	(767,622)
Accounts payable and accrued expenses	18,449	(2,197,075)
Customer deposits	14,524	--
Payroll payable	23,581	8,134
Welfare payable	--	(14,779)
Tax payable	(48,206)	(121,416)
Other current liabilities	108,057	(9,926)

Net Cash Provided by Operating Activities	6,367,659	250,044

Cash Flows From Investing Activities
Purchase of property and equipment	(2,380,850)	(344,714)
Sold property and equipment	1,442	84,680

Net Cash Used in Investing Activities	(2,379,408)	(260,034)

Cash Flows From Financing Activities
Payment to shareholders/officers loan	(40,928)	(622,711)
Proceeds from shareholders/officers loan	45,209	731,753

Net Cash Provided by Financing Activities	4,281	109,042

Net Increase in Cash and Cash Equivalents	3,992,532	99,052
Effect of Exchange Rate Changes on Cash and Equivalent	151,176	(272,305)
Cash and Equivalents at Beginning of Period	101,336	274,589

Cash and Equivalents at End of Period	$4,245,044	$101,336

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
There were no cash payment for interest expenses or income taxes during the years ended December 31, 2008 and 2007

See notes to consolidated financial statements.

China Green Material Technologies, Inc. (F/K/A Ubrandit.com) and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

1. Organization and Principal Activities

On January 14, 2008, China Green Material Technologies, Inc. ("the Company") officially changed its name from Ubrandit. Com and became quoted under the new symbol of CAGM.OB. Ubrandit. Com was quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol UBDT.OB.

Concurrent with the name change and symbol change, a 1 for 150 reverse split became effective on January 14, 2008. Shareholders who held less than 100 shares after the reverse split were rounded up to 100 shares.

On February 29, 2008, the Company announced that shareholders of Series A Convertible Preferred Stock had chosen to convert their preferred shares into shares of common stock (“Common Stock”). As a result, a total of 18,150,000 shares of Common Stock were issued in connection with the conversion, and all Series A Convertible Preferred Stock was cancelled.

On February 9, 2007, the Company acquired all of the outstanding capital stock of Advanced Green Materials, Inc. (“AGM”) by merging AGM into a wholly-owned subsidiary of global stock of our company. At present, AGM is a holding company that owns 100% of the registered capital of ChangFangYuan Hi-tech Environment-Friendly Industrial Co., Ltd.(“CHFY”), a corporation organized under the laws of the PRC, CHFY is mainly engaged in the research and development, production and sales of starch-based biodegradable packaging materials — “fast-moving consumer containers, tableware and packing materials etc. CHFY’s primary business is currently in China.

Upon completion of the merger with AGM, there were 46,592,790 shares of Ubrandit.com common stock issued and outstanding.  In addition, there were 272,250 shares of Series A Convertible Preferred Stock issued and outstanding, which can be converted into 2,722,500,000 common shares, yielding a total outstanding on a fully-diluted basis of 2,769,092,790 shares.  The holders of the convertible preferred stock have the voting power of the common shares into which their preferred shares could be converted. The recapitalizations are described in further detail in Note 13 to the accompanying consolidated financial statements.

AGM was organized under the laws of Nevada on June 8, 2006, and has not initiated any business activity. Most of its activities are conducted through its 100% owned equity ownership in CHFY. On August 18, 2006, AGM acquired all the 128,274,900 outstanding shares of capital stock of CHFY.

CHFY was incorporated in Heilongjiang Province of China on May 12, 1999. It was formally known as Harbin TianHao Technology Co., Ltd., but changed its name to Harbin ChangFangYuan Hi-Tech Industrial Co., Ltd. on September 28, 2004, and then changed its name to Harbin ChangFangYuan Hi-Tech Environment-Friendly Industry Co., Ltd. on September 1, 2006.

From June 1, 2006 to March 19, 2007, CHFY held 95.23% of the equity ownership of Harbin Longjun Trade Co., Ltd. (“Longjun”), a corporation organized in Heilongjiang Province of the PRC on June 1, 2006. On March 20, 2007, the minority shareholders of Longjun invested additional capital of RMB800,000 into Longjun, On May 22, 2007, Longjun changed its name to Harbin Longjun Industry Development Co., Ltd, and its individual shareholders invested additional capital of RMB15,000,000 into Longjun, including cash of RMB9,200,000 and intangible assets of RMB5,800,000. Simultaneously, CHFY transferred its equity ownership of Longjun in the amount of RMB800,000 to Longjun’s original minority shareholders. Accordingly, CHFY became a 16% equity owner of Longjun, and lost its control of Longjun. Longjun engages in wholesale distribution and researches developing of bio-degradable products, and environmental project materials. All businesses of Longjun are currently in China and haven’t generated any products revenue as of May 22, 2007.

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

The accompanying consolidated financial statements are prepared in accordance with US GAAP. This basis of accounting differs from that used in the statutory accounts of some of the Company’s subsidiary, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises with foreign investment in the PRC (“PRC GAAP”). Necessary adjustments were made to the Subsidiary’ statutory accounts to conform to US GAAP to be included in these consolidated financial statements.

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

b. Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currencies of the Company subsidiary are local currencies, primarily the Chinese currency Yuan (“P.R.C” Renminbi). The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

c. Revenue Recognition

Revenue includes sales of products and services. Products revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers, net of allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Deferred revenue represents the undelivered portion of invoiced value of goods sold to customers. Service income is recognized when services are provided. Revenue from service contracts, for which the Company is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as customer deposits. Revenue represented net of value added taxes (“VAT”) for the sales revenue from PRC subsidiary. There are no sales incurred for the period from May 12, 1999 (date of inception) to April 30, 2006.

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

g. Accounts Receivable

Accounts receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts as of December 31, 2008 and 2007 were $26,847 and $261,887, respectively.

h. Inventories

The Company value inventories, consisting of finished goods, work in progress, raw materials, and packaging material and others, at the lower of cost or market. Cost is determined on the weighted average cost method. Cost of raw materials is determined on a first-in, first-out basis (“FIFO”). Finished goods are determined on weight average basis and are comprised of direct materials, direct labor, and an appropriate proportion of overhead.

i. Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and equivalents, accounts receivable, inventories, other receivable, prepaid expenses, other current assets, accounts payable and accrued expenses, customers deposits, payroll payable, due to stockholders or officers, taxes payable, and other current liabilities approximate fair value based on the short-term maturity of these instruments.

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

k. Impairment of Long-Lived Assets

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to SFAS No. 144. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operations.

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

m. Advertising and Marketing Costs

Advertising and marketing costs, except for costs associated with direct-response advertising and marketing, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising and marketing expense were $88,755 and $58,626 for the years ended December 31, 2008 and 2007, respectively.

n. Employee Welfare Benefit

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees’ salaries. Starting from the China subsidiary became foreign fully owned company in August 2006, the Company’s China subsidiary expenses were recorded all employee welfare benefit as incurred. The total expense for the above amounted to $981 and $6,532 for the years ended December 31, 2008 and 2007, respectively.

o. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of comprehensive income is only the foreign currency translation adjustment.

p. Income Taxes

The Company will file federal consolidated income tax returns with its US subsidiary and file state franchise tax returns individually with Nevada state, The Company’s PRC subsidiary files income tax returns under the Income Tax law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

The Company follow Statement of Financial Accounting Standards No. 109 –”Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.161,”Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format;(2) the disclosure of derivative features that are credit risk-related; and (3)cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends)., with early application encouraged. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

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

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in theacquire, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS 141R will have on its financial statements.

4. Cash – restricted

Commencing from 2008, in accordance with the relevant Harbin local ax regulations, the company is subjected to the labor union fees at 2% of total payroll. The general union of city government will return the inherent 40% back to the company, and restrict the returned amount should be deposited into a special bank account that is restricted to be used only for employees welfare purpose by labor union department of the company. As of December 31, 2008, cash - restricted were $1,904.

5. Inventories

Inventories on December 31, 2008 and 2007 consisted of the following:

	December 31,

	2008	2007

Raw materials	203,488	$96,689
Working in process	7,402	8,266
Finished goods	112,232	25,112
Packaging and other	28,291	13,083

Total	$351,413	$143,150

6. Other Receivable

As of December 31, 2008 and December 31, 2007, other receivable consisted of the following:

	December 31,

	2008	2007

Advance to unrelated parties	$201	$5,318

Total	$201	$5,318

7. Other Current Assets

As of December 31, 2008 and 2007, other current assets consist of following:

	December 31,

	2008	2007

Rent receivable	$329,791	$71,292
Employee travel and operation fee advance	127,542	1,050,670
Security deposit	15,080	13,946
Others	—	3,291

Total	$472,413	$1,139,199

8. Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives listed below:

Estimated Life

Building	20 years
Equipment and machinery	5 years
Vehicle	5 years
Office equipment	5 years
Leasehold improvements	lower of term of lease or 5 years

Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expended as incurred, whereas significant renewals and betterments are capitalized. The Company had incurred and capitalized the significant repairs and maintenance expenditures $173,698 and $67,466 in the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, property and equipment at cost, less accumulated depreciation, consisted of the following:

	December 31,

	2008	2007

Building	$5,487,890	$5,220,404
Equipment and machinery	8,710,356	5,934,307
Vehicle	59,414	55,569
Office equipment	112,797	92,951
Leasehold improvement	173,698	160,561

Subtotal	14,544,155	11,463,792
Less: Accumulated depreciation	2,851,700	1,607,085

Total	$11,692,455	$9,856,707

For the years ended December 31, 2008 and 2007, depreciation expenses amounted to $1,126,398 and $852,090, respectively.

9. Intangible Assets, Net

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

The Company acquired the land use right and patent on September 9, 2005. All intangible assets were contributed by unrelated parties in exchange of the company’s common stocks. The Company keeps inactive on land use right and patent until January 1, 2006 and May 19, 2006. Accordingly, The Company began to amortize these rights from date the Company used them.

The intangible assets at cost less amortization consist of the following as of December 31, 2008 and 2007:

	December 31,

	2008	2007

Land use right	$5,504,252	$5,148,022
Patent	474,899	444,164

Subtotal	5,979,152	5,592,186
Less: Accumulated amortization	393,575	242,934

Total	$5,585,576	$5,349,252

For the years ended December 31, 2008 and 2007, amortization expense amounted to $131,421 and $120,072, respectively.

The amortization expense for the next five years is as follows:

2009	131,421
2010	131,421
2011	131,421
2012	131,421
2013	131,421

10. Investment-At Cost

On March 20, 2007, Longjun’s minority shareholders invested additional capital of RMB800,000 into Longjun. On May 22, 2007, Longjun’s individual shareholders invested additional capital of RMB15,000,000 into Longjun, Simultaneity, CHFY transferred its equity ownership of Longjun in the value of RMB 800,000 to Longjun’s original minority shareholders. Accordingly, CHFY became 16% equity owner of Longjun, and lost its control of Longjun on May 22, 2007. CHFY began to record this investment at cost on May 22, 2007. As of years ended December 31, 2008 and 2007, the investment amounts at cost were $310,807 and $272,862, respectively.

11. Due to Shareholders/Officers

Commencing from year 2005, the major shareholders advance necessary working capital to the company to support its research, development and operations. These amounts are unsecured, non-interest bearing and due on demand. As of the years ended December 31, 2008 and 2007, the net amounts due to the shareholders/officers were $1,294,838 and $1,206,871, respectively.

12. Income and Other Taxes

a. Corporation Income Taxes (“CIT”)

The Company will file federal consolidated income tax return with its US subsidiary and state franchise tax individually. The Company’s PRC subsidiary will file income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

In accordance with the relevant PRC tax laws and regulations, The Company’s PRC subsidiary, CHFY, is subject to CIT at a 33% and 30% tax rate before and after September 1, 2006, Since CHFY merged with AGM and became a foreign fully wholly-own company on August 18, 2006, CHFY had been authorized to reduce its income tax rate by 3% to 30% from the regular 33% tax rate starting from the following month of acquisition date. Commencing from January 2008, PRC government had reduced the regular CIT tax rate from 33% to 25%.

In accordance with the relevant tax laws and regulations of the PRC, CHFY is entitled to full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years, As 2007 was the Company’s first profitable year. CHFY was entitled to a full exemption from CIT for the year 2008 and 2007.

There were no tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 2008 and 2007, and furthermore, there were no valuation allowance as of December 31, 2008 and 2007.

b. Value Added Tax (“VAT”)

The Company’s PRC subsidiary, CHFY, is subjected to VAT on merchandises sales in PRC. For the years ended December 31, 2006, a small scale tax rate of 6% was applicable. Commencing from March 1, 2007, general VAT tax rate of 17% was applicable. Since the CHFY located in HeLongJiang district and belong to Hi-Tech manufacturing Company, China National Tax Authority had authorized CHFY to offset the VAT tax paid for purchasing equipments and machineries with the regular VAT tax collected from sales products of CHFY, This authorization has begun in December 2007.

c. Taxes Payable

As of December 31, 2008 and 2007, tax payable consists of the following:

	December 31,

	2008	2007

Value-added taxes	$73,922	$117,047
Individual income tax withholdings	(269)	46

Total	$73,653	$117,093

13. Stockholders’ Equity

The company was authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share, of which 18,711,388 and 46,592,790 shares are issued and outstanding as of December 31, 2008 and 2007.

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

The appropriation to the statutory surplus reserve and statutory common welfare fund reserve represent 10 percent and 5 percent of the profits after taxation, respectively. In accordance with the laws and regulations in the PRC, the appropriation to statutory reserve ceased when the balances of the reserve reach 50 percent of the registered capital of the Company. The reserve funds consisted of the following as of December 31, 2008 and 2007;

	For the Years Ended December 31,

	2008	2007

Statutory reserve fund	$488,355	$45,134
Enterprise development reserve	244,177	22,567

Total	$732,532	$67,701

15. Lease Commitment

The Company leases certain office spaces, employee living space, storage space, and factory space under operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of December 31, 2008.

For Year Ended December, 31	Amount

2009	$177,075
2010	403

Total minimum payments required	$177,478

The total rent expenses for the years ended December 31, 2008 and 2007 were $207,886 and $140,630, respectively.

16. Related Parties Rental Income

The Company leases certain unused building with land use right, and equipment and machinery to its related party under operating leases agreements, and the lease terms all had been extended to December 31, 2008. The rental revenue and cost information for the years ended December 31, 2008 and 2007 consisted of the following:

	For the Years Ended December 31,

	2008	2007

Rental income	$431,805	$394,521
Less: Depreciation and amortization	412,617	374,997

Total Rental income	$19,188	$19,524

17. Basic and Diluted Income per Common Share

The Company account for net income per common share in accordance with SFAS 128, Earnings per Share (“EPS”). SFAS 128 requires the disclosure of the potential dilution effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income (loss) per share is determined based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is determined based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company did not have any outstanding convertible shares or share options as of December 31, 2008.

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

b. Major Customers

The following summarizes sales to major customers (each 10% or more of sale): Sales to Number of Percentage

Year Ended December 31,	Sales to Major Customers	Number of Customers	Percentage of Total

2008	$7,840,220	4	71.22%
2007	$7,149,172	1	82.75%

c. Major Suppliers

The following summarized purchases from major suppliers (each 10% or more of purchases):

Year Ended December 31,	Purchases from Major Suppliers	Number of Suppliers	Percentage of Total

2008	$4,561,797	2	99.46%
2007	$4,363,290	2	97.34%