Form 10-Q
period 2009-03-31
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2009-05-13
CIK 1082384

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-26799

China Green Material Technologies, Inc.
( Exact Name of Registrant as Specified)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of common stock, par value $.001 per share, outstanding as of May 4, 2009 was 18,711,388.

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2009
INDEX
TABLE OF CONTENTS

Part I
Financial Information

Item 1. Financial Statements

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and equivalents - non restricted	$4,795,598	$4,243,140
Cash - restricted	2,383	1,904
Accounts receivable, net of allowance for doubtful accounts
of $30,477 and $26,847, respectively	6,064,962	5,354,334
Inventories	299,140	351,413
Other receivable	—	201
Prepaid expenses	18,792	14,988
Other current assets	527,476	472,413

Total Current Assets	11,708,351	10,438,393

Property and Equipment, Net	11,432,968	11,692,455
Intangible Assets, Net	5,543,076	5,585,576
Investment-At Cost	309,852	310,807

Total Assets	28,994,247	28,027,231

Liabilities and Stockholders' Equity
Current Liabilities:
Account payable and accrued expenses	242,838	178,138
Customers deposits	2,274	14,524
Payroll payable	78,989	63,501
Due to stockholders/officers	1,297,660	1,294,838
Tax payable	368,203	73,653
Other current liabilities	133,804	130,837

Total Current Liabilities	2,123,768	1,755,491

Total Liabilities	2,123,768	1,755,491

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized,
18,711,388 shares issued and outstanding	18,711	18,711
Additional paid-in capital	17,895,324	17,895,324
Reserve funds	796,728	732,532
Retained earnings	4,554,224	3,974,440
Accumulated other comprehensive income	3,605,492	3,650,733

Total Shareholders' Equity	26,870,479	26,271,740

Total Liabilities and Stockholders' Equity	$28,994,247	$28,027,231

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$2,122,120	$2,273,495
Cost of Goods Sold	1,173,830	1,189,640

Gross Profit	948,290	1,083,855

Operating Expenses
Selling expenses	39,129	(7,207)
General and administrative expenses	157,829	179,113

Total Operation Expenses	196,958	171,906

Income From Operations	751,331	911,949

Other Income (Expenses)
Related parties rental income	6,010	4,653
Interest income	667	74
Other income (expense), net	(136)	112

Total Other Income	6,540	4,839

Income Before Income Taxes	757,872	916,788
Provision for Income Taxes	113,891	—

Net Income	$643,980	$916,788

Foreign Currency Translation Adjustment	(45,241)	849,849

Comprehensive Income	$598,740	$1,766,637

Net Income Per Common Share -Basic and Diluted	$0.03	$0.14

Weight Common Shares Outstanding -Basic and Diluted	18,711,388	6,610,987

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED CASH FLOW STATEMENTS (UNAUDITED)

	For Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows From Operation Activities:
Net Income	$643,980	$916,788
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	325,961	266,361
Bad debt	3,673	(46,007)
Changes in operating assets and liabilities
Accounts receivable	(724,202)	920,144
Inventories	51,785	19,518
Other receivable	201	4,605
Prepaid expenses	(3,834)	16,941
Other current assets	(55,924)	806,181
Accounts payable and accrued expenses	65,096	(108,002)
Customer deposits	(9,985)	—
Payroll payable	15,616	12,988
Tax payable	295,151	243,143
Other current liabilities	3,185	(4,832)

Net Cash Provided by Operating Activities	610,703	3,047,829

Cash Flows From Investing Activities
Purchase of property and equipment	(52,241)	(2,249,136)

Net Cash Used in Investing Activities	(52,241)	(2,249,136)

Cash Flows From Financing Activities
Payment to shareholders/officers loan	—	(9,902)
Proceeds from shareholders/officers loan	4,936	4,791

Net Cash Provided by (Used in) Financing Activities	4,936	(5,111)

Net Increase in Cash and Cash Equivalents	563,398	793,581
Effect of Exchange Rate Changes on Cash and Equivalent	(10,461)	102,452
Cash and Equivalents at Beginning of Period	4,245,044	101,336

Cash and Equivalents at End of Period	$4,797,981	$997,369

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
There were no cash payment for interest expenses or income taxes during the three months ended March 31, 2009 and 2008.

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

2.    Basis of Presentation – interim financial statements

The unaudited consolidated financial statements of the company and its subsidiaries (“the company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which is, in the opinion of the management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

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

d.   Income Taxes

The Company will file federal consolidated income tax returns with its US subsidiary and file state franchise tax returns individually with Nevada state, The Company’s PRC subsidiary files income tax returns under the Income Tax law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

The Company follow Statement of Financial Accounting Standards No. 109 –“Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

e.   Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The adoption of this FSP EITF 03-6-1 did not have a material effect on the Company’s financial position.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 indicates the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the GAAP hierarchy should reside in the accounting literature established by the FASB. The FASB issued SFAS 162 to achieve that result. SFAS 162 also identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is in the process of evaluating the new disclosure requirements under SFAS 162.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.161,“Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format;(2) the disclosure of derivative features that are credit risk-related; and (3)cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends)., with early application encouraged. The Company is currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” which clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, it requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 160 will have on its consolidated results of operations, financial position, and financial disclosure. The adoption of this SFAS 160 did not have a material effect on the Company’s financial position.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141‘s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquire, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS 141R will have on its financial statements. The adoption of this SFAS No. 141R did not have a material effect on the Company’s financial position.

4.    Cash–restricted

Commencing from 2008, in accordance with the relevant Harbin local tax regulations, the Company is subjected to the labor union fees at 2% of total payroll. The General Union of the City Government will return 40% back to the Company, and the returned amount should be deposited into a special bank account that is restricted to be used only for employees welfare purpose by the labor union department of the Company. As of March 31, 2009 and December 31, 2008, cash — restricted were $2,383 and $1,904, respectively.

5.    Inventories

Inventories on March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Raw materials	$230,003	$203,488
Working in process	6,657	7,402
Finished goods	41,335	112,232
Packaging and other	21,145	28,291

Total	$299,140	$351,413

6.    Other Receivable

As of March 31, 2009 and December 31, 2008, other receivable consisted of advance to unrelated parties in amount of $0 and $201, respectively.

7.    Other Current Assets

As of March 31, 2009 and December 31, 2008, other current assets consist of following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Rent receivable	$439,005	$329,791
Employee travel and operation fee advance	73,416	127,542
Security deposit	15,055	15,080

Total	$527,476	$472,413

8.    Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives listed below:

Estimated Life

Building	20 years
Equipment and machinery	5 to 10 years
Vehicle	5 years
Office equipment	5 years
Leasehold improvements	lower of term of lease or 5 years

As of March 31, 2009 and December 31, 2008, property and equipment, at cost less accumulated depreciation, consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Building	$5,478,951	$5,487,890
Equipment and machinery	8,747,700	8,710,356
Vehicle	59,317	59,414
Office equipment	113,325	112,797
Leasehold improvement	173,415	173,698

Subtotal	14,572,708	14,544,155
Less: Accumulated depreciation	3,139,740	2,851,700

Total	$11,432,968	$11,692,455

For the three months ended March 31, 2009 and 2008, depreciation expenses amounted to $292,571 and $234,490, respectively.

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

The intangible assets at cost less amortization consist of the following as of March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Land use right	5,495,287	5,504,252
Patent	474,126	474,899

Subtotal	5,969,413	5,979,152
Less: Accumulated amortization	426,337	393,575

Total	5,543,076	5,585,576

For the three months ended March 31, 2009 and 2008 amortization expense amounted to $33,390 and $31,871, respectively.

The amortization expense for the next five years is as follows:

Quarter Ended March 31,
2010	$133,560
2011	133,560
2012	133,560
2013	133,560
2014	133,560

10.    Investment – At Cost

On March 20, 2007, Longjun’s minority shareholders invested additional capital of RMB 0.8 million into longjun. On May 22, 2007, Longjun’s individual shareholders invested additional capital of RMB15 million into Longjun. Simultaneity, CHFY transferred its equity ownership of Longjun in the value of RMB0.8 million to Longjun’s original minority shareholders. Accordingly, CHFY became 16% equity owner of Longjun, and lost its control of Longjun on May 22, 2007. CHFY began to record this investment at cost on May 22, 2007. As of March 31, 2009 and December 31, 2008, the investment amounts at cost were $309,852 and $310,807, respectively.

11.    Due to Shareholders/Officers

Commencing from year 2005, the major shareholders/officers began to advance necessary working capital to the Company to support its research, development, and operations. These amounts are unsecured, non-interest bearing and have not set repayment date. As of March 31, 2009 and December 31, 2008, the net amounts due to the shareholders/officers were $1,297,660and 1,294,838, respectively.

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

In accordance with the relevant PRC tax laws and regulations, the Company’s PRC subsidiary, CHFY, is subject to CIT at 33% and 30% tax rate before and after September 1, 2006. Since CHFY merged with AGM and became a foreign wholly-own company on August 18, 2006, CHFY had been authorized to reduce its income tax rate by 3% to 30% from the regular 33% tax rate starting from the following month of acquisition date. Commencing from January 2008, PRC government had reduced the regular CIT tax rate from 33% to 25%. However, the company who is entitled to the privilege shall pay the tax based upon original CIT tax rate.

In accordance with the relevant tax laws and regulations of the PRC, CHFY is entitled to full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2007 was the Company’s first profitable year, CHFY was entitled to a full exemption from CIT for the year 2007 and 2008. Commencing from January 2009, CHFY had begun to be charged CIT at 15% rate.

There were no tax effects of temporary differences that give rise to significant portions of deferred tax assets as of March 31, 2009 and 2008, and furthermore, there were no valuation allowance as of March 31, 2009 and 2008.

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

c.   Taxes Payable

As of March 31, 2009 and December 31, 2008, tax payable consists of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Value-added taxes	$254,676	$73,922
Income tax payable	113,935	—
Individual income tax withholdings	(408)	(269)

Total	$368,203	$73,653

13.     Stockholders’ Equity

The company was authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share, of which 18,711,388 shares are issued and outstanding as of March 31, 2009 and December 31, 2008, respectively.

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

Commencing from January 2009, the Company had ceased the reservation of statutory common welfare fund.

The reserve funds consisted of the following as of March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Statutory reserve fund	$552,551	$488,355
Statutory common welfare fund reserve	244,177	244,177

Total	$796,728	$732,532

15.    Lease Commitments

The company leases certain sales representation offices, general and administrative office, employee living space, and factory space under operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms as of March 31, 2009.

For Quarter Ended March 31,	Amount

2010	$134,642

Total minimum payments required	$134,642

The total rent expenses for the three months ended March 31, 2009 and 2008 were $45,726and $50,402, respectively.

16.    Related Parties Rental Income

The company lease out certain unused building with land use right, and equipment and machinery to its related party under operating leases agreements, and the lease terms all had been extended to December 31, 2009. The rental revenue and cost information for three months ended March 31, 2009 and 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Rental income	$109,709	$104,716
Less: Depreciation and amortization	103,699	100,063

Total Rental Income	$6,010	$4,653

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

a.   Major Customers

The following summarizes sales to major customers (each 10% or more of sales):

For Quarter Ended March 31,	Sales to Major Customers	Number of Customers	Percentage of Total

2009	$1,742,210	4	82.10%
2008	$2,210,680	5	97.24%

b.   Major Suppliers

The following summarizes purchases from major suppliers (each 10% or more of purchases):

For Quarter Ended March 31,	Purchases from Major Customers	Number of Suppliers	Percentage of Total

2009	$795,990	2	100.00%
2008	$933,386	2	99.40%

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Green Material Technologies, Inc. is referred to herein as “we” or “our.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

We realized our first revenue in May of 2006, during which the Company completed $4,120,716 in sales. However, that revenue was derived primarily from our primary independent distributor, Weihai Qiancheng Import & Export Co. Ltd. (“Weihai Qiancheng”). Our revenue continued to increase and customer base continued to be diversified as we entered into 2009. As of May 5, 2009, we have four branch sales offices in cities of Weihai , Dalian, Qingdao and Jinan in Northeastern China and expect new customers to be developed in the regions to increase sales.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

	For Three Months Ended March 31,
	2009		2008		2009 vs. 2008
	(Unaudited)		(Unaudited)		Increase/(decrease)
Revenues	$2,122,120		$2,273,495		$(151,375)	-6.66%
Cost of Goods Sold	1,173,830	55.31%	1,189,640	52.33%	(15,810)	-1.33%

Gross Profit	948,290	44.69%	1,083,855	47.67%	(135,565)	-12.51%

Operating Expenses
Selling expenses	39,129		(7,207)		46,336	-642.94%
General and administrative expenses	157,829		179,113		(21,284)	-11.88%

Total Operation Expenses	196,958	9.28%	171,906	7.56%	25,052	14.57

Income From Operations	751,331	35.40%	911,949	40.11%	(160,618)	-17.61%

Other Income (Expenses)
Related parties rental income	6,010		4,653		1,357	29.15
Interest income	667		74		593	801.32
Other income (expense), net	(136)		112		(248)	-221.78%

Total Other Income	6,540		4,839		1,701	35.15

Income Before Income Taxes	757,872	35.71%	916,788	40.33%	(158,916)	-17.33%
Provision for Income Taxes	113,891		—		113,891

Net Income	$643,980	30.35%	$916,788	40.33%	$(272,808)	-29.76%

Revenue   Total revenues were approximately $2.12 million for the three months ended March 31, 2009 as compared to approximately $2.27 million for the three months ended March 31, 2008, an decrease of approximately $0.15 million or 7 percent as the Company changes the operation strategy by reducing the agents and increasing the end users, so the sales from the agents decreases.

Cost of Goods Sold   Cost of goods sold for the three months ended March 31, 2009 was approximately $1.17 million or 55 percent of revenues, as compared to approximately $1.19 million or 52 percent of revenues for the three months ended March 31, 2008. Gross margin for the three months ended March 31, 2009 was 45 percent as compared to 48% for the same period of 2008. The gross margin decreased mainly as a result of increased sales in the high-unit profit margin tableware and water cup in the last year.

Selling Expenses   Excluding bad debt expenses accrued and reversed in year 2009 and 2008, selling expenses would be $35,456 for the three months ended March 31, 2009 as compared to $39,651 in the same period last year. It was mainly due to decreased advertising fee, travel fee, and printing and publication fee in the current quarter.

General and Administrative Expenses   General and administrative expenses decreased by $21,284 or approximately 12 percent from $179,113 for the three months ended March 31, 2008 to $157,829 for the three months ended March 31, 2009. The decrease was mainly due to the lower salaries, office fee, and rent expenses for the three months ended March 31, 2009 as compared to the same period last year.

Bad Debt Expenses   Bad debt expenses were $3,673 for the three months ended March 31, 2009, as compared to $(46,858) for the three months ended March 31, 2008. It was primarily due to the reverse of allowance of bad debt in year 2008, the company usually has the allowance of bad debt at 5% of its accounts receivable. However, the company sold approximately 83% products of its total revenue to Weihai Qiancheng in year 2007, and occurred approximately 75% uncollected accounts receivable from Weihai Qiancheng as of December 31, 2007. For credit risk and conservative concern, the Company increased its allowance rate of bad debt from 5% to 5%. Commencing from first quarter 2008, since significant amount of accounts receivable from Weihai Qiancheng had been successfully collected, and the Company's credit risk has been reduced, the company had readjusted its bad debt allowance rate back to 5% since first quarter 2008.

Operating Expenses  Excluding bad debt expenses accrued and reversed in year 2009 and 2008, operating expenses were $193,285 for the three months ended March 31, 2009 as compared to $218,764 for the three months ended March 31, 2008, a decrease of $25,479 or approximately 12 percent mainly as a result of lower advertising fee, travel expenses, printing and publication fee , employees salaries, office fee, and rent expenses for the three months ended March 31, 2009 as compared to the same period last year.

Income from Operations   Income from operations was approximately $751,331 for the three months ended March 31, 2009 as compared to approximately $911,949 for the three months ended March 31, 2008, a decrease of approximately $160,618 or 18 percent. The decrease was mainly due to the decrease in our revenues for sale of lower gross margin products in the current quarter.

Other Income (Expense)   Total other income was $6,540 for the three months ended March 31, 2009 as compared to $4,839 for the three months ended March 31, 2008. The other income increase slightly as we generated more related party rental income in the current quarter.

Income Tax   Under the laws of the PRC, Chang Fang Yuan, as a wholly foreign owned enterprise, is subject to the corporate income tax exemption during its first and second profitable years and a 50% reduction in income tax in the subsequent three years. Year 2007 and 2008 were Chang Fang Yuan’s first and second profitable years and hence it was entitled to the income tax exemption during these years. Commencing from the first quarter 2009, Chang Fang Yuan is subjected to corporation income taxes (“CIT”) in PRC at 15% rate.

Net Income   Our net income was approximately $643,980 for the three months ended March 31, 2009 as compared to approximately $916,788 for the three months ended March 31, 2008, a decrease of $272,808 or approximately 30 percent was mainly due to a decrease of revenue in current year. The basic and fully diluted EPS were $0.03 for the three months ended March 31, 2009 compared to $0.14 in the same period 2008.

Foreign Currency Translation Adjustment   Our major operations are in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese Renminbi. Sales of the Company’s products are in Renminbi. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. In 2007, the RMB kept on appreciating to the dollar. As of March 31, 2009, the market foreign exchanges rate was increased to 6.83363 RMB to one dollar. The financial statements of Chang Fang Yuan (whose functional currency is the RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. The foreign currency translation (loss) gain for the three months ended March 31, 2009 and 2008 were $(45,241) and $849,849, respectively.

Liquidity and Capital Resources

The Company’s operations were initially capitalized by the combination of cash contributed to Chang Fang Yuan with a manufacturing facility and intellectual property contributed by the Company’s shareholders. Since that time the Company had funded operations primarily by means of loans from its shareholders and management in addition to its internally generated cash flow. As a result, on March 31, 2009, the Company owed $1,297,660 to certain members of its management and shareholders. These said loans do not bear interest and have not set repayment date, and thus they were recorded as current liabilities. It is the intention of the relevant management members and shareholders that the Company will not repay the loans during the recent expansionary years.

On March 31, 2009, the Company had the working capital of $9,584,583, which increased in amount of $901,681 as compared to December 31, 2008 as its accounts receivable increased a larger scale in the current quarter, the result made the working capital increased with a larger range for the three months ended March 31, 2009.

Net cash used in investing activities was approximately $52,241 for the three months ended March 31, 2009, compared with $2,249,136 for the same period of the last year. The decrease was primarily attributable to the purchase of new machinery and equipment.

Net cash in flow from financing activities was $4,936 for the three months ended March 31, 2009, compared with net cash outflow from financing activities of $5,111 in the same period 2008. The financing cash inflow increase was primarily due to the amount borrowed from majority shareholder during the current year as compared to year 2008.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition or results of operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2009. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2009 for the purposes described in this paragraph.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THERE IS NO ACTIVE MARKET FOR COMPANY COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED.

Our common stock was previously traded on the American Stock Exchange under the symbol “UBI.” In 2002, the Company did not remain current in its reporting obligations under the Exchange Act and its shares were subsequently deleted from the American Stock Exchange. The Company’s stock is currently quoted on the over the counter bulletin board under the symbol “CAGM.OB.” There is currently no active trading market in the common stock. There can be no assurance that there will be an active trading market for the common stock following a business combination or commencement of a new business. In the event that an active trading market commences, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

COMPLIANCE WITH PENNY STOCK RULES.

Company common stock will be considered a “penny stock” as defined in the Exchange Act and the rules thereunder, unless the price of shares of common stock is at least $5.00. The Company expects that its share price will be less than $5.00. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements could result in reduction in the level of trading activity for Company common stock and could make it more difficult for investors to sell our common stock.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)         On February 9, 2007, the Company acquired all of the outstanding capital stock of Advanced Green Materials, Inc. In exchange for that equity, the Company issued to the shareholders of Advanced Green Materials, Inc. 272,250 shares of Series A Convertible Preferred Stock, which had been converted into 18,150,000 shares of our common stock on February 29, 2008, and all Series A Convertible Preferred Stock had been cancelled on the same day. The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about the Company and who were acquiring the shares for their own accounts. There was no underwriter.

(b)     Purchases of equity securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.   Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

China Green Material Technologies, Inc.
Date: May 13, 2009	By:	/s/ Zhonghao Su
Zhonghao Su, Chief Executive Officer