Form 10-Q
period 2009-06-30
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2009-08-14
CIK 1082384

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-26799

China Green Material Technologies, Inc.

(Name of Small Business Issuer in its Charter)

Nevada	88-0381646

(State of Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

27F(Changqing Building), 172 Zhongshan Road, Harbin City, China 150040 11355

(Address of principal executive offices) (Zip Code)

00-86-451-82695957

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, par value $.001 per share, outstanding as of August 13, 2009 was 18,711,388.

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED June 30, 2009
INDEX
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements	3

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3: Quantitative and Qualitative Disclosures about Market Risk	14

Item 4: Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1: Legal Proceedings	15

Item 1A: Risk Factors	15

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3: Defaults Upon Senior Securities	14

Item 4: Submission of Matters to a Vote of Security Holders	15

Item 5: Other Information	15

Item 6: Exhibits	15

Item 1. Financial Statements

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008

	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and equivalents - non restricted	$5,615,512	$4,243,140
Cash - restricted	3,001	1,904

Accounts receivable, net of allowance for doubtful accounts of $27,464 and $26,847, respectively	5,465,246	5,354,334
Inventories	491,113	351,413
Other receivable	—	201
Prepaid expenses	101,962	14,988
Other current assets	635,077	472,413

Total Current Assets	12,311,911	10,438,393

Property and Equipment, Net	11,137,040	11,692,455
Intangible Assets, Net	5,512,044	5,585,576
Investment-At Cost	310,104	310,807

Total Assets	29,271,099	28,027,231

Liabilities and Stockholders’ Equity
Current Liabilities:
Account payable and accrued expenses	164,806	178,138
Customers deposits	13,137	14,524
Payroll payable	30,786	63,501
Due to stockholders/officers	280,840	1,294,838
Tax payable	476,159	73,653
Other current liabilities	133,382	130,837

Total Current Liabilities	1,099,110	1,755,491

Total Liabilities	1,099,110	1,755,491

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,711,388 shares issued and outstanding	18,711	18,711
Additional paid-in capital	17,895,324	17,895,324
Reserve funds	925,739	732,532
Retained earnings	5,712,629	3,974,440
Accumulated other comprehensive income	3,619,586	3,650,733

Total Shareholders’ Equity	28,171,989	26,271,740

Total Liabilities and Stockholders’ Equity	$29,271,099	$28,027,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For Three Months Ended June 30,		For Six Months Ended June 30,

	2009	2008	2009	2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$3,549,446	$3,195,849	$5,671,566	$5,469,344
Cost of Goods Sold	1,779,453	1,569,370	2,953,284	2,759,010

Gross Profit	1,769,993	1,626,479	2,718,282	2,710,334

Operating Expenses
Selling expenses	77,127	60,810	116,256	53,603
General and administrative expenses	183,337	249,038	341,166	428,151

Total Operating Expenses	260,464	309,848	457,422	481,754

Income From Operations	1,509,529	1,316,631	2,260,860	2,228,580

Other Income (Expenses)
Related parties rental income	6,015	4,789	12,025	9,442
Interest income	1,327	680	1,994	754
Other expense, net	(320)	(423)	(456)	(311)
Loss on fix assets disposal	(1,012)	—	(1,012)	—

Total Other Income	6,010	5,046	12,551	9,885

Income Before Income Taxes	1,515,539	1,321,677	2,273,411	2,238,465

Provision for Income Taxes	228,124	—	342,015	—

Net Income	$1,287,415	$1,321,677	$1,931,396	$2,238,465

Foreign Currency Translation Adjustment	14,094	522,350	(31,147)	1,372,199

Comprehensive Income	$1,301,509	$1,844,027	$1,900,249	$3,610,664

Net Income Per Common Share
-Basic and Diluted	$0.07	$0.07	$0.10	$0.18

Weight Common Shares Outstanding
-Basic and Diluted	18,711,388	18,711,388	18,711,388	12,660,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS (UNAUDITED)

	For Six Months Ended June 30,

	2009	2008

	Unaudited	Unaudited
Cash flows From Operation Activities:
Net Income	$1,931,396	$2,238,465
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	651,929	594,786
Bad debt expenses	649	(73,131)
Loss on disposal of fixed assets	1,012
Changes in operating assets and liabilities
Accounts receivable	(118,122)	1,415,399
Inventories	(140,290)	(1,010,948)
Other receivable	201	4,864
Prepaid expenses	(87,097)	40,934
Other current assets	(163,427)	903,331
Accounts payable and accrued expenses	(13,135)	(88,948)
Customer deposits	890
Payroll payable	(32,679)	10,609
Tax payable	403,077	(112,051)
Other current liabilities	2,705	(8,006)

Net Cash Provided by Operating Activities	2,437,109	3,915,304

Cash Flows From Investing Activities
Purchase of property and equipment	(63,242)	(2,315,742)
Proceeds from sold the property and equipment	18,293	—

Net Cash Used in Investing Activities	(44,949)	(2,315,742)

Cash Flows From Financing Activities
Payment to officers/shareholders loans	(1,024,787)	(20,299)
Proceeds from officers/shareholders loans	12,344	9,807

Net Cash Used in Financing Activities	(1,012,443)	(10,492)

Net Increase in Cash and Cash Equivalents	1,379,717	1,589,070
Effect of Exchange Rate Changes on Cash and Equivalent	(6,248)	155,924
Cash and Equivalents at Beginning of Period	4,245,044	101,336

Cash and Equivalents at End of Period	$5,618,513	$1,846,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

From June 1, 2006 (date of inception of Longjun) to March 19, 2007, CHFY owns 95.23% equity ownership of Harbin Longjun Trade Co., Ltd. (“Longjun”), a corporation organized in Heilongjiang Province of People Republic of China (“PRC”) on June 1, 2006. On March 20, 2007, the minority shareholders of Longjun invested additional capital of RMB 800,000 into Longjun, On May 22, 2007, Longjun changed its name to Harbin Longjun Industry Development Co., Ltd, and its individual shareholders invested additional capital of RMB15,000,000 into longjun, including cash of RMB9,200,000 and intangible assets of RMB5,800,000. Simultaneity, CHFY transferred its equity ownership of Longjun in the value of RMB 800,000 to Longjun’s original minority shareholders. Accordingly, CHFY became 16% equity owner of Longjun, and lost its control of Longjun. Longjun engaged in the wholesale distribution and R&D of bio-degradable products and environmental project materials. All businesses of Longjun are currently in China and Longjun hasn’t generated any products revenue as of May 22, 2007.

2. Basis of Presentation – interim financial statements

The unaudited condensed consolidated financial statements of the company and its subsidiaries (“the company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which is, in the opinion of the management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the company’s Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated.

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

d. Income Taxes

The Company will file federal consolidated income tax returns with its US subsidiary and file state franchise tax returns individually with the State of Nevada, The Company’s PRC subsidiary files income tax returns under the Income Tax law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

The Company follow Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

e. Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of SFAS 167 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of SFAS 165 to interim or annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s results of operations or financial position.

4. Cash and Equivalents-restricted

Commencing from 2008, in accordance with the relevant Harbin local tax regulations, the Company is subjected to the labor union fees at 2% of total payroll. The General Union of the City Government will return 40% back to the Company, and the returned amount should be deposited into a special bank account that is restricted to be used only for employees welfare purpose by the labor union department of the Company. As of June 30, 2009 and December 31, 2008, cash — restricted were $3,001 and $1,904, respectively.

5. Inventories

Inventories on June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008

	(Unaudited)	(Audited)
Raw materials	$412,025	$203,488
Working in process	11,250	7,402
Finished goods	46,264	112,232
Packaging and other	21,574	28,291

Total	$491,113	$351,413

6. Other Receivable

As of June 30, 2009 and December 31, 2008, other receivable consisted of advance to unrelated parties in amount of $0 and $201, respectively.

7. Other Current Assets

As of June 30, 2009 and December 31, 2008, other current assets consisted of following:

	June 30, 2009	December 31, 2008

	(Unaudited)	(Audited)
Rent receivable	$548,993	$329,791
Employee travel and operation fee advance	71,022	127,542
Security deposit	15,062	15,080

Total	$635,077	$472,413

8. Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives listed below:

Estimated Life

Building	20 years
Equipment and machinery	5 to 10 years
Vehicle	5 years
Office equipment	5 years
Leasehold improvements	lower of term of lease or 5 years

As of June 30, 2009 and December 31, 2008, property and equipment, at cost less accumulated depreciation, consisted of the following:

	June 30, 2009	December 31, 2008

	(Unaudited)	(Audited)
Building	$5,481,310	$5,487,890
Equipment and machinery	8,756,107	8,710,356
Vehicle	32,395	59,414
Office equipment	119,709	112,797
Leasehold improvement	173,490	173,698

Subtotal	14,563,011	14,544,155
Less: Accumulated depreciation	3,425,971	2,851,700

Total	$11,137,040	$11,692,455

For the six months ended June 30, 2009 and 2008, depreciation expenses amounted to $585,118 and $530,114, respectively.

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

The intangible assets at cost less amortization consisted of the following as of June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008

	(Unaudited)	(Audited)
Land use right	5,497,653	5,504,252
Patent	474,329	474,899

Subtotal	5,971,982	5,979,151
Less: Accumulated amortization	459,938	393,575

Total	5,512,044	5,585,576

For the six months ended June 30, 2009 and 2008 amortization expense amounted to $66,811 and $64,672, respectively.

The amortization expense for the next five years is as follows:

For Six Months Ended June 30,

2010	$133,622
2011	$133,622
2012	$133,622
2013	$133,622
2014	$133,622

10. Investment – At Cost

On March 20, 2007, Longjun’s minority shareholders invested additional capital of RMB 0.8 million into longjun. On May 22, 2007, Longjun’s individual shareholders invested additional capital of RMB15 million into Longjun. Simultaneity, CHFY transferred its equity ownership of Longjun in the value of RMB0.8 million to Longjun’s original minority shareholders. Accordingly, CHFY became 16% equity owner of Longjun, and lost its control of Longjun on May 22, 2007. CHFY began to record this investment at cost on May 22, 2007. As of June 30, 2009 and December 31, 2008, the investment amounts at cost were $310,104 and $310,807, respectively.

11. Due to Shareholders/Officers

Commencing from year 2005, the major shareholders/officers began to advance necessary working capital to the Company to support its research, development, and operations. These amounts are unsecured, non-interest bearing and due on demand. As of June 30, 2009 and December 31, 2008, the net amounts due to the shareholders/officers were $280,840 and 1,294,838, respectively.

12. Income and Other Taxes

a. Corporation Income Taxes (“CIT”)

The Company will file federal consolidated income tax return with its US subsidiary and state franchise tax individually with the State of Nevada. The Company’s PRC subsidiary will file income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

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

There were no tax effects of temporary differences that give rise to significant portions of deferred tax assets as of June 30, 2009 and 2008, and furthermore, there were no valuation allowance as of June 30, 2009 and 2008.

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

c. Taxes Payable

As of June 30, 2009 and December 31, 2008, tax payable consists of the following:

	June 30, 2009	December 31, 2008

	(Unaudited)	(Audited)
Value-added taxes	$248,369	$73,922
Income tax payable	228,151	—
Individual income tax withholdings	(362)	(269)

Total	$476,159	$73,653

13. Stockholders’ Equity

The company was authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share, of which 18,711,388 shares are issued and outstanding as of June 30, 2009 and December 31, 2008, respectively.

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

Commencing from January 2009, the Company had ceased the reservation of statutory common welfare fund.

The reserve funds consisted of the following as of June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008

	(Unaudited)	(Audited)
Statutory reserve fund	$681,562	$488,355
Statutory common welfare fund reserve	244,177	244,177

Total	$925,739	$732,532

15. Lease Commitments

The company leases certain sales representation offices, general and administrative office, employee living space, and factory space under operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms as of June 30, 2009

For Six Months Ended June 30,	Amount

2010	$87,945

Total minimum payments required	$87,945

The total rent expenses for the six months ended June 30, 2009 and 2008 were $91,604 and $110,426, respectively.

16. Related Parties Rental Income

The company lease out certain unused building with land use right, and equipment and machinery to its related party under operating leases agreements, and the lease terms all had been extended to December 31, 2009. The rental revenue and cost information for six months ended June 30, 2009 and 2008 consisted of the following:

	June 30, 2009	June 30,2008

	(Unaudited)	(Unaudited)
Rental income	$219,519	$212,491
Less: Depreciation and amortization	207,494	203,049

Total Rental Income	$12,025	$9,442

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

a. Major Customers

The following summarizes sold to major customers (each 10% or more of revenues):

For Six Months Ended June 30,	Sold to Major Customers	Number of Customers	Percentage of Total Revenues

2009	$4,472,066	4	78.85%
2008	$5,262,160	5	96.21%

b. Major Suppliers

The following summarizes purchased from major suppliers (each 10% or more of purchased):

For Six Months Ended June 30,	Purchased from Major Suppliers	Number of Suppliers	Percentage of Total Purchased

2009	$2,382,647	2	100.00%
2008	$3,322,141	2	99.25%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Green Material Technologies, Inc. is referred to herein as “we” or “our.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

We realized our first revenue in May of 2006, during which the Company completed $4,120,716 in sales. However, that revenue was derived primarily from our primary independent distributor, Weihai Qiancheng Import & Export Co. Ltd. (“Weihai Qiancheng”). Our revenue continued to increase and customer base continued to be diversified as we entered into 2009. As of August 5, 2009, we have four branch sales offices in cities of Weihai, Dalian, Qingdao and Jinan in Northeastern China and expect new customers to be developed in the regions to increase sales.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2009
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

	For Three Months Ended June 30, 2009		For Three Months Ended June 30, 2008		2009 Vs 2008 Increase/ (decrease)

	(Unaudited)		(Unaudited)
Revenues	$3,549,446		$3,195,849		$353,597	11%
Cost of Goods Sold	1,779,453	50%	1,569,370	49%	210,084	13%

Gross Profit	1,769,993	50%	1,626,479	51%	143,513	9%

Operating Expenses
Selling expenses	77,127		60,810		16,317	27%
General and administrative expenses	183,337		249,038		(65,701)	-26%

Total Operating Expenses	260,464	7%	309,848	10%	(49,384)	-16%

Income From Operations	1,509,529	43%	1,316,631	41%	192,898	15%

Other Income (Expenses)
Related parties rental income	6,015		4,789		1,226	26%
Interest income	1,327		680		647	95%
Other expense, net	(320)		(423)		103	-24%
Loss on fix assets disposal	(1,012)		—		(1,012)

Total Other Income	6,010		5,046		964	19%

Income Before Income Taxes	1,515,539	43%	1,321,677	41%	193,862	15%

Provision for Income Taxes	228,124		—		228,124

Net Income	$1,287,415	36%	$1,321,677	41%	$(34,263)	-3%

Revenue Total revenues were approximately $3.55 million for the three months ended June 30, 2009 as compared to approximately $3.20 million for the three months ended June 30, 2008, an increase of approximately $0.35 million or 11 percent as we continued to expand our sales efforts and customer base.

Cost of Goods Sold Cost of goods sold for the three months ended June 30, 2009 was approximately $1.78 million or 50 percent of revenues, as compared to approximately $1.57 million or 49 percent of revenues for the three months ended June 30, 2008. Gross margin was 50 percent for the three months ended June 30, 2009, and 51 percent for the same period of 2008. Commencing from year 2009, we begin to focus our sales on end users markets. Accordingly, we increased the sales to ended users and reduced the sales to agents during the three months ended June 30, 2009 as compared to same period last year. Since the products shipped to the end users need better packaging, we incurred more packaging cost in the second quarter of 2009 as compared to the same periods of last year. As a result, the gross margin reduced slightly in the second quarter 2009 as compared to the second quarter of 2008.

Selling Expenses Selling expenses were $77,127 for the three months ended June 30, 2009, as compared to $60,810 in the same period last year. It was mainly due to increased advertising fee and freight charges in the current quarter in order to develop more end user customers. Commencing from year 2009, we increased more sales to end users, and shipping to end users incurred more complicated transportation than to the agents. As of result, we incurred more shipping charges in current quarter than same quarter last year.

General and Administrative Expenses General and administrative expenses decreased by 26 percent from $249,038 for the three months ended June 30, 2008 to $183,337 for the three months ended June 30, 2009. The decrease was mainly due to reduce professional fees for the three months ended June 30, 2009 compared to the same period last year.

Operating Expenses Operating expenses were $260,464 for the three months ended June 30, 2009 as compared to $309,848 for the three months ended June 30, 2008, a decrease of $49,384 or 16 percent mainly as a result of decrease of professional fees in the current quarter.

Income from Operations Income from operations was approximately $1.51 million for the three months ended June 30, 2009 as compared to approximately $1.32 million for the three months ended June 30, 2008, an increase of approximately $0.19 million or 15 percent. The increase was mainly due to the increase in our sales revenues and decrease in operating expenses in the current quarter.

Other Income(Expenses) Total other income was $6,010 for the three months ended June 30, 2009 as compared to $5,046 for the three months ended June 30, 2008. The other income increase slightly as we generated more rental income from our related parties in the current quarter.

Income Tax Under the laws of the PRC, ChangFangYuan Hi-Tech Environment-Friendly Industry Co., Ltd. (“CHFY”), as a wholly foreign owned enterprise, is subject to the corporate income tax exemption during its first and second profitable years and a 50% reduction in income tax in the subsequent three years. Year 2007 and 2008 were CHFY’s first and second profitable years and hence it was entitled to the income tax exemption during these years. Commencing from the first quarter of 2009, CHFY is subjected to corporation income taxes (“CIT”) in PRC at 15% rate.

Net Income Our net income was approximately $1.29 million for the three months ended June 30, 2009 as compared to approximately $1.32 million for the three months ended June 30, 2008, a decrease of $34,263 or 3 percent. The fully diluted earnings per share (“EPS”) were $0.07 for the three months ended June 30, 2009and 2008.

FOR THE SIX MONTHS ENDED JUNE 30, 2009
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

	For six Months Ended June 30, 2009		For six Months Ended June 30, 2008		2009 Vs 2008

	(Unaudited)		(Unaudited)		Increase/ (decrease)
Revenues	$5,671,566		$5,469,344		$202,222	4%
Cost of Goods Sold	2,953,284	52%	2,759,010	50%	194,274	7%

Gross Profit	2,718,282	48%	2,710,334	50%	7,948	0%

Operating Expenses
Selling expenses	116,256		53,603		62,653	117%
General and administrative expenses	341,166		428,151		(86,985)	-20%

Total Operating Expenses	457,422	8%	481,754	9%	(24,332)	-5%

Income From Operations	2,260,860	40%	2,228,580	41%	32,280	1%

Other Income (Expenses)
Related parties rental income	12,025		9,442		2,582	27%
Interest income	1,994		754		1,240	165%
Other expense, net	(456)		(311)		(145)	47%
Loss on fix assets disposal	(1,012)		—		(1,012)

Total Other Income	12,551		9,885		2,666	27%

Income Before Income Taxes	2,273,411	40%	2,238,465	41%	34,945	2%

Provision for Income Taxes	342,015		—		342,015

Net Income	$1,931,396	34%	$2,238,465	41%	$(307,069)	-14%

Revenue Total revenues were approximately $5.67 million for the six months ended June 30, 2009 as compared to approximately $5.47 million for the six months ended June 30, 2008, an increase of approximately $0.2 million or 4 percent as we continued to expand our sales efforts and customer base.

Cost of Goods Sold: Cost of goods sold for the six months ended June 30, 2009 was approximately $2.95 million or 52 percent of revenues, as compared to approximately $2.76 million or 50 percent of revenues for the six months ended June 30, 2008. Gross margin for the six months ended June 30, 2009 was 48 percent, which is lower than the gross margin of 50 percent for the same period of 2008. The gross margin decrease mainly due to more packaging cost incurred in current year than last year.

Selling Expenses Selling expenses were $116,256 for the six months ended June 30, 2009, as compared to $53,603for the same period last year. It was mainly due to increased freight charges in current year and the reverse of allowance of bad debt in the last year.

General and Administrative Expenses General and administrative expenses decreased by 20 percent from $428,151 for the six months ended June 30, 2008 to $341,166 for the six months ended June 30, 2009. The decrease was mainly due to lower professional fees and employee salaries for the six months ended June 30, 2009 as compared to the same period last year.

Operating Expenses Operating expenses were $457,422 for the six months ended June 30, 2009 as compared to $481,754 for the six months ended June 30, 2008, a decrease of $24,332 or 5 percent was mainly a result of the decrease of employee salaries and professional fees in the current year.

Income from Operations Income from operations was approximately $2.26 million for the six months ended June 30, 2009 as compared to approximately $2.23 million for the six months ended June 30, 2008, an increase of approximately $32,280 or 1 percent. The increase was mainly due to the lower operating expenses in the current year.

Other Income(Expense) Total other income was $12,551 for the six months ended June 30, 2009 as compared to $9,885 for the six months ended June 30, 2008. The other income increase slightly as we generated more rental income from our related parities in the current year.

Income Tax Under the laws of the PRC, Chang Fang Yuan, as a wholly foreign owned enterprise, is exempted from corporate income tax for its first and second profitable years and a 50% reduction in income tax in the subsequent three years. Year 2007 and 2008 were Chang Fang Yuan’s first and second profitable years and therefore, we were entitled to the income tax exemption during year 2008 and 2007, respectively. Commencing from the first quarter 2009, Chang Fang Yuan is subjected to corporation income taxes (“CIT”) in PRC at 15% rate.

Net Income Our net income was approximately $1.93 million for the six months ended June 30, 2009 as compared to approximately $2.24 million for the six months ended June 30, 2008,a decrease of approximately $0.31 million or 14 percent. The fully diluted EPS was $0.1 for the six months ended June 30, 2009 compared to that of $0.18 in the same period 2008.

Foreign Currency Translation Adjustment Our major operations are in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese Renminbi. Sales of the Company’s products are in Renminbi. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to one dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to one dollar. In 2007, the RMB kept on appreciating to the dollar. As of June 30, 2009, the exchange rate was appreciated to 6.8307 RMB to one dollar. The financial statements of Chang Fang Yuan (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are included in other comprehensive income or loss. The foreign currency translation (loss) gain for the six months ended June 30, 2009 and 2008 were $(31,147) and $1,372,199, respectively.

Liquidity and Capital Resources

The Company’s operations were initially capitalized by the combination of cash contributed to Chang Fang Yuan with a manufacturing facility and intellectual property contributed by the Company’s shareholders. Since that time the Company had funded operations primarily by means of loans from its shareholders and management in addition to its internally generated cash flow. As a result, on June 30, 2009, the Company owed $280,840 to certain members of its management and shareholders. These said loans do not bear interest and are due on demand, and thus they were recorded as current liabilities. On June 30, 2009, the Company had working capital of $11,212,800, an increase in amount of $2,529,898 as compared to December 31, 2008 as its cash and equivalents balance increased significantly. For the six months ended June 30, 2009, the net result of the Company’s growth in net income led to a positive cash inflow from operations in amount of $2,437,109 for the six months ended June 30, 2009.

Net cash used in investing activities was approximately $44,949 for the six months ended June 30, 2009, compared with $2,315,742 for the same period 2008. The decrease was primarily attributable to more purchase of new machinery and equipment as we expected business expansion in the last year.

Net cash outflow from financing activities was $1,012,443 for the six months ended June 30, 2009, compared with net cash outflow from financing activities of $10,492 for the same period 2008. The financing cash outflow increase was primarily due to repay more loans back to shareholders or officer during the current year as compared to year 2008.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2009. Pursuant to Rule13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of June 30, 2009 for the purposes described in this paragraph.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None for the period covered by this report.

Item 1A. Risk Factors

DEPENDENCE ON KEY PERSONNEL The Company is dependent upon the continued services of its officers and directors. To the extent that their services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

BROAD DISCRETION OF MANAGEMENT Any person who invests in Company securities will do so without an opportunity to evaluate the specific merits or risks of any potential new prospective business in which the Company may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of Management in connection with the selection of a prospective business. There can be no assurance that determinations made by Management will guarantee that the Company will achieve its business objectives.

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS As of the date of filing of this quarterly report, the Company has not yet identified any prospective business or industry in which it may seek to become involved and at present it has no substantive information concerning any prospective business. There can be no assurance that any prospective business combination will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

THERE IS NO ACTIVE MARKET FOR COMPANY COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED. The Company’s common stock was previously traded on the American Stock Exchange under the symbol “UBI”. In 2002, the Company did not remain current in its reporting obligations under the Exchange Act and its shares were subsequently deleted from the American Stock Exchange. The Company’s stock is currently quoted on the over the counter bulletin board under the symbol “CAGM.OB”. There is currently no active trading market in the common stock. There can be no assurance that there will be an active trading market for the common stock following a business combination or commencement of a new business. In the event that an active trading market commences, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

UNSPECIFIED INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES UNASCERTAINABLE RISKS. There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which the Company may ultimately operate. To the extent that the Company effects a business combination with a financially unstable Registrant or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, the Company will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that the Company effects a business combination with an entity in an industry characterized by a high degree of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. Although Management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that the Company will properly ascertain or assess all such risks or that subsequent events may not alter the risks that Company perceives at the time of the consummation of any new business opportunity.

CONFLICTS OF INTEREST Management is not required to commit its full time to Company affairs. There may be a conflict of interest in allocating their time in the event that Management engages in similar business efforts for other entities. Management will devote such time, in its sole discretion, to conduct Company business, including the evaluation of potential new business opportunities and the negotiation and consummation of a business combination. As a result, the amount of time devoted to Company business and affairs may vary significantly depending upon whether the Company has identified a new prospective business opportunity or are engaged in active negotiations related to the consummation of a business combination.

COMPETITION The Company expects to encounter intense competition from other entities seeking to pursue new business opportunities or business combinations. Many of these entities are well-established and have extensive experience in connection with identifying new prospective business opportunities or in effecting business combinations. Many of these competitors possess greater financial, technical, human and other resources and there can be no assurance that the Company will have the ability to compete successfully. Based upon limited financial and personnel resources, the Company may lack the resources as compared to those of many of potential competitors.

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

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE SECURITIES The holders of the Company’s shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell such securities. Accordingly, investors should consider the secondary market for the Company’s securities to be a limited one.

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

DIVIDENDS UNLIKELY The Company does not expect to pay dividends for the foreseeable future. The payment of dividends will be contingent upon future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the board of directors as then constituted. It is expected that future management following a business combination will determine to retain any earnings for use in business operations and accordingly, the Company does not anticipate declaring any dividends in the foreseeable future.

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES The Company may issue additional shares of common stock in connection with its intention to pursue new business opportunities or enter into a business combination. To the extent that additional shares of common stock are issued, Company shareholders would experience dilution of their respective ownership interests in the Company. If the Company issues shares of common stock in connection with the intent to pursue new business opportunities, a change in control of the Company may occur. The issuance of additional shares of common stock may adversely affect the market price of the common stock, in the event that an active trading market commences, of which there can be no assurance.

COMPLIANCE WITH PENNY STOCK RULES Company common stock will be considered a “penny stock” as defined in the Exchange Act and the rules thereunder, unless the price of shares of common stock is at least $5.00. The Company expects that its share price will be less than $5.00. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements could result in reduction in the level of trading activity for Company common stock and could make it more difficult for investors to sell our common stock.

GENERAL ECONOMIC RISKS The Company’s current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may adversely affect plans of operation. These conditions and other factors beyond the Company’s control include, but are not limited to regulatory changes.

RISK RELATED TO DOING BUSINESS IN CHINA. Uncertainty in the state regulatory environment such as in the field of corporate financial and investment and fund raising activities may expose the Company to unexpected liability exposure and even penalties. The Company has to finance its operations through equity and debt financings to support its operations. China has an evolving regulatory environment as to what is permitted and often new regulations are adopted to regulate certain area where there were no regulations before. As a result, the Company may be exposed to unforeseen risks of violating rules that did not exist. Such risks apply to all aspects of the operation of the Company. In case the Company is found to be in such violation, it could be subjected to monetary and other unexpected penalties. This may in turn have an impact on its operation results, operations and the value of its shares of common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the fiscal quarter ended June 30, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the three-month period ended on June 30, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three-month period ended on June 30, 2009.

Item 5. Other Information

Not applicable.

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

Date: August 14, 2009	China Green Material Technologies, Inc.

	By:	/s/ Zhonghao Su

Zhonghao Su, Chief Executive Officer