Form 10-Q
period 2009-09-30
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2009-11-16
CIK 1082384

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-26799

China Green Material Technologies, Inc.
(Name of registrant in its Charter)

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

The number of shares of common stock, par value $.001 per share, outstanding as of November 13, 2009 was 18,711,388.

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

INDEX

Item 1. Financial Statements

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
Assets	(Unaudited)	(Audited)
Current Assets:
Cash and equivalents - non restricted	$6,111,346	$4,243,140
Cash - restricted	2,850	1,904
Accounts receivable, net of allowance for doubtful accounts of $35,266
and $26,847, respectively	7,017,957	5,354,334
Inventories	343,818	351,413
Other receivable	-	201
Deposit for purchase of patent rights	146,492	-
Deferred income tax assets	3,560	-
Prepaid expenses	44,224	14,988
Other current assets	533,470	472,413
Total Current Assets	14,203,717	10,438,393

Property and Equipment, Net	10,653,627	11,692,455
Intangible Assets, Net	5,088,576	5,585,576
Deferred Income Tax Assets	55,473	-
Investment-At Cost	310,478	310,807
Total Assets	30,311,871	28,027,231

Liabilities and Stockholders' Equity
Current Liabilities:
Account payable and accrued expenses	165,762	178,138
Customers deposits	7,529	14,524
Payroll payable	29,465	63,501
Due to shareholders/officers	288,468	1,294,838
Tax payable	513,344	73,653
Other current liabilities	7,150	130,837
Total Current Liabilities	1,011,718	1,755,491
Total Liabilities	1,011,718	1,755,491

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized,
18,711,388 shares issued and outstanding	18,711	18,711
Additional paid-in capital	17,895,324	17,895,324
Reserve funds	1,041,117	732,532
Retained earnings	6,706,450	3,974,440
Accumulated other comprehensive income	3,638,551	3,650,733
Total Shareholders’ Equity	29,300,153	26,271,740
Total Liabilities and Stockholders’ Equity	$30,311,871	$28,027,231

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$4,185,043	$3,545,984	$9,856,609	$9,015,328
Cost of Goods Sold	2,152,844	1,814,724	5,106,128	4,573,734

Gross Profit	2,032,199	1,731,260	4,750,481	4,441,594

Operating Expenses
Selling expenses	80,751	73,702	196,358	200,436
Bad debt expenses (recoveries)	7,778	(179,355)	8,427	(252,486)
General and administrative expenses	179,143	231,434	520,309	659,585
Total Operating Expenses	267,672	125,781	725,094	607,535

Income From Operations	1,764,527	1,605,479	4,025,387	3,834,059

Other Income (Expenses)
Related parties rental income	6,014	4,874	18,039	14,316
Interest income	1,798	2,379	3,792	3,133
Other income (expenses), net	81	143	(375)	(168)
Loss on fixed and intangible assets disposal	(458,599)	-	(459,611)	-

Total Other (Expenses) Income	(450,706)	7,396	(438,155)	17,281

Income Before Income Taxes	1,313,821	1,612,875	3,587,232	3,851,340

Provision for Income Taxes	204,622	-	546,637	-

Net Income	$1,109,199	$1,612,875	$3,040,595	$3,851,340

Foreign Currency Translation Adjustment	18,965	269,386	(12,182)	1,641,584

Comprehensive Income	$1,128,164	$1,882,261	$3,028,413	$5,492,924

Net Income Per Common Share
-Basic and Diluted	$0.06	$0.09	$0.16	$0.26

Weight Common Shares Outstanding
-Basic and Diluted	18,711,388	18,710,987	18,711,388	14,677,654

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS (UNAUDITED)

	For Nine Months Ended September 30,
	2009	2008
	Unaudited	Unaudited
Cash flows From Operation Activities:
Net Income	$3,040,595	$3,851,340
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	970,702	930,953
Deferred income tax benefits	(58,980)	-
Bad debt expenses	8,427	(252,486)
Loss on disposal of fixed assets	64,432	-
Loss on disposal of intangible assets	395,179	-
Changes in operating assets and liabilities
Accounts receivable	(1,676,002)	1,208,625
Inventories	7,402	(840,162)
Other receivable	201	4,516
Prepaid expenses	(29,261)	19,401
Other current assets	(61,357)	796,617
Accounts payable and accrued expenses	(12,283)	(61,090)
Customer deposits	(6,991)	25,723
Payroll payable	(34,020)	14,578
Tax payable	439,979	78,755
Other current liabilities	(123,683)	32,123
Net Cash Provided by Operating Activities	2,924,340	5,808,893

Cash Flows From Investing Activities
Purchase of property and equipment	(64,384)	(2,388,922)
Deposit for purchase of patent rights	(146,492)	-
Proceeds from sold the property and equipment	158,803	-
Net Cash Used in Investing Activities	(52,073)	(2,388,922)

Cash Flows From Financing Activities
Payment to shareholders/officers loans	(1,025,441)	(20,505)
Proceeds from shareholders/officers loans	19,799	17,356
Net Cash Used in Financing Activities	(1,005,642)	(3,149)

Net Increase in Cash and Cash Equivalents	1,866,625	3,416,822
Effect of Exchange Rate Changes on Cash and Equivalent	2,527	226,581
Cash and Equivalents at Beginning of Period	4,245,044	101,336
Cash and Equivalents at End of Period	$6,114,196	$3,744,739

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES INC AND SUBSIDIARY
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

Concurrent with the name and symbol change, a 1 for 150 reverse split was effected on January 14, 2008 with fractional shares rounded up to 100 shares.

On February 29, 2008, the Company announced that the shareholders of its Series A Convertible Preferred Stock had chosen to convert their preferred shares into Company’s common stock (“Common Stock”). As a result, a total of 18,150,000 shares of Common Stock had been issued in connection with the conversion, and all Series A Convertible Preferred Stocks had been cancelled.

On February 9, 2007, the company acquired all of the outstanding capital stock of Advanced Green Materials, Inc. (“AGM”) by merging AGM into a wholly-owned subsidiary of the company. AGM is a holding company that owns 100% of the registered capital of ChangFangYuan Hi-Tech Environment-Friendly Industry Co., Ltd. (“CHFY”), a corporation organized under the laws of The People’s Republic of China. CHFY is engaged in the business of manufacturing and marketing starch-based biodegradable tableware and packing materials. All of CHFY’s business is currently in China.

AGM was organized under the laws of Nevada on June 8, 2006. It never initiated any business activity. Most of the company’s activities are conducted through its 100% owned equity ownership in CHFY. On August 18, 2006, AGM acquired all the outstanding 128,274,900 shares capital stock of CHFY.

CHFY was incorporated in Heilongjiang Province of PRC on May 12, 1999. It was formally known as Harbin TianHao Technology Co., Ltd. The company later changed its name to Harbin ChangFangYuan Hi-Tech Industrial Co., Ltd. on September 28, 2004, and then changed its name to Harbin ChangFangYuan Hi-Tech Environment-Friendly Industry Co., Ltd. on September 1, 2006.

From June 1, 2006 (date of inception of Longjun) to March 19, 2007, CHFY owned 95.23% equity ownership of Harbin Longjun Trade Co., Ltd. (“Longjun”), a corporation organized in Heilongjiang Province of People Republic of China (“PRC”) on June 1, 2006. On March 20, 2007, the minority shareholders of Longjun invested additional capital of RMB 0.8 million into Longjun, On May 22, 2007, Longjun changed its name to Harbin Longjun Industry Development Co., Ltd, and its individual shareholders invested additional capital of RMB 15 million into Longjun, including cash of RMB 9.2 million and intangible assets of RMB 5.8 million. Simultaneously, CHFY transferred its equity ownership of Longjun in the value of RMB 0.8 million to Longjun’s original minority shareholders. Accordingly, CHFY became 16% equity owner of Longjun, and lost its control of Longjun. Longjun engaged in the wholesale distribution and R&D of bio-degradable products and environmental project materials. All businesses of Longjun are currently in China and Longjun has not declared any dividend since June 1, 2006 (date of inception of Longjun).

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

e.   Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC 105 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued ASC 810, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of ASC 810 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial position.

4.    Cash and Equivalents-restricted

Commencing from 2008, in accordance with the relevant Harbin local tax regulations, the Company is subject to the labor union fees at 2% of total payroll. The General Union of the City Government will return 40% back to the Company, and the returned amount should be deposited into a special bank account that is restricted to be used only for employees welfare purpose by the labor union department of the Company. As of September 30, 2009 and December 31, 2008, cash — restricted were $2,850 and $1,904, respectively.

5.    Inventories

Inventories on September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Raw materials	$253,278	$203,488
Work in progress	12,112	7,402
Finished goods	59,086	112,232
Packaging and other	19,342	28,291
Total	$343,818	$351,413

6.   Other Current Assets

As of September 30, 2009 and December 31, 2008, other current assets consist of following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Rent receivable	$439,475	$329,791
Employee travel and operation fee advance	78,924	127,542
Security deposit	15,071	15,080
Total	$533,470	$472,413

7.    Deposit for Purchase of Patent rights

On September 17, 2009, in order to acquire advanced technology patents for manufacture, the Company entered into an agreement to purchase two patent rights from four individuals including two related parties, Mr. Zhonghao Su, Chief Executive Officer of the Company, and Mr. Yingjie Qiao, technical director of the Company. Pursuant to the patent sales agreement, Mr. Zhonghao Su will contribute his portion of patent rights without any consideration. The total amount of these two patent rights is RMB 15 million (equivalent to USD 2,197,374 as of September 30, 2009) payable to the other three individuals. The Company had paid RMB 1 million (equivalent to USD 146,492 as of September 30, 2009) as deposit for these two patent rights as of September 30, 2009, and expects to pay additional RMB 4 million when the full information regarding these two patent rights is delivered to the Company, and the rest amount of RMB10 million shall be paid by the Company when it receives the patent rights certificates and the ownership of patent rights has been completely transferred to the Company.  However, as of now, these two patent rights have not been authorized by China government.

8.   Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives listed below:

Estimated Life
Building	20 years
Equipment and machinery	5 to 10 years
Vehicle	5 years
Office equipment	5 years
Leasehold improvements	lower of term of lease or 5 years

As of September 30, 2009 and December 31, 2008, property and equipment, at cost less accumulated depreciation, consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Building	$5,484,811	$5,487,890
Equipment and machinery	8,464,724	8,710,356
Vehicle	32,416	59,414
Office equipment	119,786	112,797
Leasehold improvement	173,601	173,698
Subtotal	14,275,338	14,544,155
Less: Accumulated depreciation	3,621,711	2,851,700
Total	$10,653,627	$11,692,455

For the nine months ended September 30, 2009 and 2008, depreciation expenses amounted to $872,450 and $832,902, respectively.

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

The company acquired the land use right and patent right at September 9, 2005. All intangible assets were contributed by unrelated parties in exchange of its common stocks. The company kept inactive on land use right and patent right until January 1, 2006 and May 19, 2006. Accordingly, the company starts to amortize these rights from date it used them. The patent right is no longer used since September 2009. The Company disposed this patent right and occurred $458,599 loss for the quarter ended September 30, 2009.The intangible assets at cost less amortization consist of the following as of September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Land use right	$5,501,164	$5,504,252
Patent	-	474,899
Subtotal	5,501,164	5,979,151
Less: Accumulated amortization	412,588	393,575
Total	$5,088,576	$5,585,576

For the nine months ended September 30, 2009 and 2008 amortization expense amounted to $98,252 and $98,051, respectively.

The amortization expense for the next five years is as follows:

For Nine Months Ended September 30,	Amount
2010	$ 109,926
2011	$ 109,926
2012	$ 109,926
2013	$ 109,926
2014	$ 109,926

10.    Investment – At Cost

On March 20, 2007, Longjun’s minority shareholders invested additional capital of RMB 0.8 million into Longjun. On May 22, 2007, Longjun’s individual shareholders invested additional capital of RMB15 million into Longjun. Simultaneously, CHFY transferred its equity ownership of Longjun in the value of RMB0.8 million to Longjun’s original minority shareholders. Accordingly, CHFY became 16% equity owner of Longjun, and lost its control of Longjun on May 22, 2007. CHFY began to record this investment at cost on May 22, 2007. As of September 30, 2009 and December 31, 2008, the investment amounts at cost were $310,478 and $310,807, respectively.

11.    Due to Shareholders/Officers

Commencing from year 2005, the major shareholders/officers began to advance necessary working capital to the Company to support its research, development, and operations. These amounts are unsecured, non-interest bearing and no set repayment date. As of September 30, 2009 and December 31, 2008, the net amounts due to the shareholders/officers were $288,468 and 1,294,838, respectively.

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

The deferred income tax assets results from loss on disposition of patent right are not deductible.

The components of the provisions for income taxes were as follows:

	For Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Audited)
Current taxes:
Current income taxes in P.R. China	$605,617	$-
Deferred income taxes benefits	58,980	-
Total provision for income taxes	$546,637	$-

There were no valuation allowance as of September 30, 2009 and 2008.

b.   Value Added Tax (“VAT”)

The Company’s PRC subsidiary, CHFY, is subject to VAT on merchandises sales in PRC. For the years ended December 31, 2006, a small scale tax rate of 6% was applicable. Commencing from March 1, 2007, general VAT tax rate of 17% was applicable. Since the CHFY is located in HeilongJiang District and belongs to Hi-Tech manufacturing Company, China National Tax Authority had authorized CHFY to offset the VAT tax for purchasing equipments and machineries with the regular VAT tax collected from sales products of CHFY. This authorization has begun in December 2007.

c.   Taxes Payable

As of September, 2009 and December 31, 2008, tax payable consists of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Value-added taxes	$240,254	$73,922
Income tax payable	273,397	-
Individual income tax withholdings	(307)	(269)
Total	$513,344	$73,653

13.     Stockholders’ Equity

The company was authorized to issue 100,000,000 shares of Common Stock, $0.001 par value, of which 18,711,388 shares are issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.

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

On January 14, 2008, a 1 for 150 reverse split was effected with fractional shares rounded up to 100 shares.

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

The appropriation to the statutory surplus reserve and statutory common welfare fund reserve represent 10 percent and 5 percent of the profits after taxation, respectively. In accordance with the laws and regulations in the PRC, the appropriation to statutory reserve ceased when the balances of the reserve reach 50 percent of the registered capital of the Company. Commencing from year 2006, the appropriation to statutory common welfare fund is not required. Thus,  the Company had ceased the reservation of statutory common welfare fund from January 2009.

The reserve funds consisted of the following as of September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Statutory reserve fund	$796,940	$488,355
Statutory common welfare fund reserve	244,177	244,177
Total	$1,041,117	$732,532

15.    Lease Commitments

The company leases certain sales representation offices, general and administrative office, employee living space, and factory space under operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms as of September, 2009

For Nine Months Ended September 30,	Amount
2010	$ 46,276
Total minimum payments required	$ 46,276

The total rent expenses for the nine months ended September 30, 2009 and 2008 were $136,697 and $167,997, respectively.

16.    Related Parties Rental Income

The company lease out certain unused building with land use right, and equipment and machinery to its related party under operating leases agreements, and the lease terms all had been extended to December 31, 2009. The rental revenue and cost information for nine months ended September, 2009 and 2008 consisted of the following:

	September 30, 2009	September 30,2008
	(Unaudited)	(Unaudited)
Rental income	$329,316	$322,157
Less: Depreciation and amortization	311,277	307,841
Total Rental Income	$18,039	$14,316

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

a.   Major Customers

The following summarizes sold to major customers (each 10% of more of sales):

	Sold to	Number of	Percentage
For Nine Months Ended September 30,	Major Customers	Customers	of Total Revenues
2009	$7,177,229	4	72.82%
2008	$7,749,604	5	85.96%

b.   Major Suppliers

The following summarizes purchased from major suppliers (each 10% of more of purchased):

	Purchased from	Number of	Percentage
For Nine Months Ended September 30,	Major Suppliers	Suppliers	of Total Purchased
2009	$3,940,092	2	100.00%
2008	$4,611,688	2	99.45%

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

We are engaged in the development, manufacture, export and distribution of biodegradable consumer packaging materials in the People’s Republic of China (the “PRC”). The basic material we use is a starch-based compound that is non-toxic, microwaveable, fire retardant, odor-free, and durable under temperatures ranging from 40°C below zero up to 150°C above zero. In addition, our products have conformed to the world industrial 4R and 1D standard (i.e. Reduced consumption, Recyclable, Refillable, Reusable and Degradable). We currently offer over 100 product specifications, which mainly include tableware and various consumer packaging materials.

Up until October 2006, the Company was engaged entirely in the product development, the establishment of manufacturing facilities and marketing relationships. Thus, we recorded no revenue during 2004, 2005 and the first four months of 2006. The losses that the Company incurred in the aforesaid periods were mainly attributable to the administrative expenses of initiating the new business plan.

We realized our first revenue in May of 2006, during which the Company completed $4,120,716 in sales. The revenue was derived primarily from our primary independent distributor, Weihai Qiancheng Import & Export Co. Ltd. (“Weihai Qiancheng”). Our revenue continued to increase and customer base continued to be diversified as we entered into 2009. As of November 2009, we have four branch sales offices in cities of Weihai , Dalian, Qingdao and Jinan in Northeastern China and expect to further expand our client base.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008
	For Three Months Ended September 30, 2009		For Three Months Ended September 30, 2008		2009 Vs 2008 Increase/ (decrease)
	(Unaudited)		(Unaudited)
Revenues	$4,185,043		$3,545,984		$639,059	18%
Cost of Goods Sold	2,152,844	51%	1,814,724	51%	338,120	19%

Gross Profit	2,032,199	49%	1,731,260	49%	300,939	17%

Operating Expenses
Selling expenses	80,751		73,702		7,049	10%
Bad debt expenses (recoveries)	7,778		(179,355)		187,133	-104%
General and administrative expenses	179,143		231,434		(52,291)	-23%
Total Operating Expenses	267,672	6%	125,781	4%	141,891	113%

Income From Operations	1,764,527	42%	1,605,479	45%	159,048	10%

Other Income (Expenses)
Related parties rental income	6,014		4,874		1,140	23%
Interest income	1,798		2,379		(581)	-24%
Other income, net	81		143		(62)	-43%
Loss on fixed and intangible assets disposal	(458,599)		-		(458,599)

Total Other (Expenses) Income	(450,706)		7,396		(458,101)	-6194%

Income Before Income Taxes	1,313,821	31%	1,612,875	45%	(299,053)	-19%

Provision for Income Taxes	204,622		-		204,622

Net Income	$1,109,199	27%	$1,612,875	45%	$(503,675)	-31%

Revenue   Total revenues were approximately $4.19 million for the three months ended September 30, 2009 as compared to approximately $3.55 million for the three months ended September 30, 2008, an increase of approximately $0.64 million or 18 percent.  Although we sold lower unit price of products in the third quarter of year 2009 as compared to the same period of last year, the sales quantities had increased significantly as compared to the sales quantities in year 2008 by promoted selling effort. As a result, the total revenues had increased in the third quarter of year 2009 as compared to the same quarter last year.

Cost of Goods Sold Cost of goods sold for the three months ended September 30, 2009 was approximately $2.15 million or 51 percent of revenues, as compared to approximately $1.81 million or 51 percent of revenues for the three months ended September 30, 2008. Gross margin was 49 percent for the three months ended September 30, 2009 and the same percent for the same period in year 2008. Commencing from year 2009, we focus our sales on end-user market which incurred more packaging cost in the third quarter of 2009 as compared to the same period of last year in order to ship the products to end users However, since we start using advanced technology patents for manufacturing in September 2009, our raw material application amount had been reduced in the current quarter of 2009. Also, the unit price of raw material purchased was reduced markedly in third quarter 2009 as compared to the same period of last year. In addition, the increased quantities of finish goods also contribute to the effect of reducing unit manufacture costs in the third quarter of 2009. As a result, the average unit costs had dropped in the third quarter of 2009. Because unit sales price and unit cost had been reduced simultaneously for the three months ended September 30, 2009, the gross margin in the third quarter of 2009 was almost the same as the third quarter of 2008.

Selling Expenses   Selling expenses were $80,751 for the three months ended September 30, 2009, as compared to $73,702 in the same period last year. It was mainly due to increased advertising fees in order to develop more end-user customers and the freight fees as a result of increased end-user customers for the three months ended September 30, 2009.

Bad Debt (Recoveries) Expenses   Bad debt expenses were $7,778 for the three months ended September 30, 2009, as compared to the recoveries of $(179,355) for the three months ended September 30, 2008. It was primarily due to the reverse of allowance of bad debt in the third quarter of 2008. The Company usually used allowance of bad debt on 0.5% of the accounts receivable balance. Commencing from fourth quarter of 2007, the Company changed its bad debt allowance estimates to  5% of accounts receivable, since it had faced a concentrated and high amount of overdue accounts receivable from WeiHai Qiancheng. After half a year in supervising and improving the accounts receivable collection effort, the Company had collected most of WeiHai Qiancheng accounts receivable. Accordingly, the Company dropped down its allowance rate from 5% back to 0.5% starting from the third quarter of 2008.

General and Administrative Expenses General and administrative expenses decreased by 23 percent from $231,434 for the three months ended September 30, 2008 to $179,143 for the three months ended September 30, 2009. The decrease was mainly due to the reduced professional fees, travel expenses, mail process fees, and employee salaries for the three months ended June 30, 2009 as compared to the same period last year.

Operating Expenses   Operating expenses were $267,672 for the three months ended September 30, 2009 as compared to $125,781 for the three months ended September 30, 2008, an increase of $141,891 or 113 percent mainly as a result of reverse of bad debt expense in the same period of the last year.

Income from Operations   Income from operations was approximately $1.76 million for the three months ended September 30, 2009 as compared to approximately $1.61 million for the three months ended September 30, 2008, an increase of approximately $159,048 or 10 percent. The increase was mainly due to improved total revenues in the third quarter of 2009.

Other Income (Expense)   Total other expenses were $450,706  for the three months ended September 30, 2009 as compared to total other income $7,396 for the three months ended September 30, 2008. The other expenses increased significantly due to the loss on the patent right disposal in third quarter of 2009.

Income Tax Under the laws of the PRC, CHFY, as a wholly foreign owned enterprise, is subject to the corporate income tax exemption during its first and second profitable years and a 50% reduction in income tax in the subsequent three years. Year 2007 and 2008 were CHFY’s first and second profitable years and hence it was entitled to the income tax exemption during these years. Commencing from the first quarter of 2009, CHFY is subject to the corporation income taxes (“CIT”) in PRC at 15% rate.

Net Income   Our net income was approximately $1.11 million for the three months ended September 30, 2009 as compared to approximately $1.61 million for the three months ended September 30, 2008, a decrease of $0.5 million or 31 percent.  The decrease was mainly due to the loss on the patent right disposal in third quarter 2009. The fully diluted EPS was $0.06 for the three months ended September 30, 2009 compared to that of $0.09 in the same period of 2008.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	For Nine Months Ended September 30, 2009		For Nine Months Ended September 30, 2008		2009 Vs 2008 Increase/ (decrease)
	(Unaudited)		(Unaudited)
Revenues	$9,856,609		$9,015,328		$841,281	9%
Cost of Goods Sold	5,106,128	52%	4,573,734	51%	532,394	12%

Gross Profit	4,750,481	48%	4,441,594	49%	308,887	7%

Operating Expenses
Selling expenses	196,358		200,436		(4,078)	-2%
Bad debt expenses (recoveries)	8,427		(252,486)		260,913	-103%
General and administrative expenses	520,309		659,585		(139,276)	-21%
Total Operating Expenses	725,094	7%	607,535	7%	117,559	19%

Income From Operations	4,025,387	41%	3,834,059	43%	191,328	5%

Other Income (Expenses)
Related parties rental income	18,039		14,316		3,723	26%
Interest income	3,792		3,133		659	21%
Other expenses, net	(375)		(168)		(207)	123%
Loss on fixed and intangible assets disposal	(459,611)		-		(459,611)

Total Other (Expenses) Income	(438,155)		17,281		(455,435)	-2636%

Income Before Income Taxes	3,587,232	36%	3,851,340	43%	(264,108)	-7%

Provision for Income Taxes	546,637		-		546,637

Net Income	$3,040,595	31%	$3,851,340	43%	$(810,745)	-21%

Revenue Total revenues were approximately $9.86 million for the nine months ended September 30, 2009 as compared to approximately $9.02 million for the nine months ended September 30, 2008, an increase of approximately $0.84 million or 9 percent as the sales quantities had increased as compared to the sales quantities in year 2008 by promoted selling effort. As a result, the total revenues had been improved markedly in the current year.

Cost of Goods Sold: Cost of goods sold for the nine months ended September 30, 2009 was approximately $5.1 million or 52 percent of revenues, as compared to approximately $4.57 million or 51 percent of revenues for the nine months ended September 30, 2008. Gross margin for the nine months ended September 30, 2009 was 48 percent, which is lower than the gross margin of 49 percent for the same period of 2008. The gross margin decrease is mainly due to increased packaging cost in the nine months of current year as compared to same period of last year, even though the unit cost of raw materials was reduced in the nine months of current year as compared to same period of last year.

Selling Expenses Selling expenses were $196,358 for the nine months ended September 30, 2009, as compared to $200,436 for the same period of last year. Even though the advertising fees and freight fees increased significantly in nine months of year 2009 as compared to the same period of last year, these increases had been offset by reduced employee compensation, traveling expenses, branch office costs, publication fees, and shop service fees in the nine months of current year. As a result, the overall selling expenses decreased slightly during the nine months of current year as compared to the same period of last year.

Bad Debt (Recoveries) Expenses    Bad debts expenses were $8,427 for the nine months ended September 30, 2009, as compared to the recoveries $(252,486) for the nine months ended September 30, 2008. It was primarily due to the reverse of allowance of bad debt in last year. The Company usually used allowance of bad debt on 0.5% of the accounts receivable balance. Commencing from fourth quarter of 2007, the Company changed its bad debt allowance estimates to 5% of accounts receivable, since it faced a concentrated and high amount of overdue accounts receivable from WeiHai Qiancheng. After half a year in supervising and improving the accounts receivable collection effort, the Company had collected most of WeiHai Qiancheng accounts receivable. Accordingly, the Company dropped down its allowance rate from 5% back to 0.5% starting from the third quarter of 2008.

General and Administrative Expenses General and administrative expenses decreased by 21 percent from $659,585 for the nine months ended September 30, 2008 to $520,309 for the nine months ended September 30, 2009. The decrease was mainly due to reduced professional fees, rent, and employee compensation for the nine months ended September 30, 2009 as compared to the same period last year.

Operating Expenses Operating expenses were $725,094 for the nine months ended September 30, 2009 as compared to $607,535 for the nine months ended September 30, 2008, an increase of $117,559 or 19 percent which was mainly a result of the reverse of bad debt expenses in the last year.

Income from Operations Income from operations was approximately $4.03 million for the nine months ended September 30, 2009 as compared to approximately $3.83 million for the nine months ended September 30, 2008, an increase of approximately $191,328 or 5 percent. The increase was mainly due to improved total revenues and reduced general and administrative expense in the current year.

Other Income (Expenses) Total other expenses were $(438,155) for the nine months ended September 30, 2009 as compared to total other income $17,281 for the nine months ended September 30, 2008. The other income decreased significantly was due to the loss on disposal of unused patent right in the current year.

 Income Tax Under the laws of the PRC, CHFY, as a wholly foreign owned enterprise, is exempted from corporate income tax for its first and second profitable years and a 50% reduction in income tax in the subsequent three years. Year 2007 and 2008 were Chang Fang Yuan’s first and second profitable years and therefore, we were entitled to the income tax exemption during year 2008 and 2007, respectively. Commencing from the first quarter 2009, Chang Fang Yuan is subject to corporation income taxes (“CIT”) in PRC at 15% rate.

Net Income Our net income was approximately $3.04 million for the nine months ended September 30, 2009 as compared to approximately $3.85 million for the nine months ended September 30, 2008, a decrease of approximately $0.81 million or 21 percent. This decrease was mainly due to the disposal loss of intangible patent right in the current year. The fully diluted  EPS was $0.16 for the nine months ended September 30, 2009 compared to that of $0.26 in the same period of 2008.

Foreign Currency Translation Adjustment   Our major operations are in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese Renminbi. Sales of the Company’s products are in Renminbi. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. In 2007, the RMB kept on appreciating to the dollar. As of September 30, 2009, the market foreign exchanges rate was increased to 6.8263 RMB to one dollar. The financial statements of Chang Fang Yuan (whose functional currency is the RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. The foreign currency translation (loss) gain for the nine months ended September 30, 2009 and 2008 were $(12,182) and $1,641,584, respectively.

Liquidity and Capital Resources

The Company’s operations were initially capitalized by cash contributed to CHFY with a manufacturing facility and intellectual property contributed by the Company’s shareholders. Since that time the Company had funded operations primarily by means of loans from its shareholders and management in addition to its internally generated cash flow. As a result, on September 30, 2009, the Company owed $288,468 to certain members of its management and shareholders. These said loans do not bear interest and have not set repayment date, and thus they were recorded as current liabilities.

On September 30, 2009 the Company had the working capital of $13,191,999, which increased in an amount of $4,509,097 as compared to December 31, 2008 as its cash and equivalents balance increased significantly and accounts receivable balance increased during the current year.

 Net cash provided by operating activities was $2,924,340 for the nine months ended September 30, 2009, compared with $5,808,893 in the same period of 2008. The decrease was primarily attributable to increased outstanding account receivable in the year of 2009.

Net cash used in investing activities was approximately $52,073 for the nine months ended September 30, 2009, compared with $2,388,922 in the same period 2008. The decrease was primarily attributable to the purchase of fixed assets in the year of 2008.

Net cash outflow from financing activities was $1,005,642 for the nine months ended September 30, 2009, compared with net cash outflow from financing activities of $3,149 in the same period 2008. The financing cash outflow increase was primarily due to the fact that the amount returned to shareholders or officers was more than the amount borrowed from them during the current year as compared to year 2008.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of its disclosure controls and procedures as of September 30, 2009. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2009 for the purposes described in this paragraph.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.   Risk Factors

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the quarter ended September 30, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

Item 3.   Defaults Upon Senior Securities

There were no defaults upon senior securities during the three-month period ended on September 30, 2009.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three-month period ended on September 30, 2009.

Item 5.  Other Information

Not applicable

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

China Green Material Technologies, Inc.

Date: November 16, 2009	By:	/s/ Zhonghao Su
Zhonghao Su, Chief Executive Officer