Form 10-K/A
period 2006-12-31
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2010-02-25
CIK 1082384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 0-26799

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
(formerly UBRANDIT.COM)
(Exact name of Registrant as specified in its charter)

Nevada	88-0381646
(State of incorporation)	(I.R.S. Employer Identification No.)

7F(Changqing Building), 172 Zhongshan Road, Harbin City, China 150040
(Address of principal executive offices)

86-451-84346600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐     No  ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

    Based on the average bid price of the registrant’s common stock on June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $535,817.

    As of April 12, 2007, there were outstanding 46,592,790 shares of the registrant’s common stock.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “Original Annual Report”) of China Green Material Technologies, Inc. (the “Company”) is being filed to amend certain dates under Items 1, 6 and 9 which relate to the date when Mr. Guoliang Ji, the Chief Technology Director of the Company, contributed a certain patent to the Company.

Except as described above, this Amendment does not attempt to modify or update any other disclosures set forth in the Company’s Original Annual Report. Accordingly, the remainder of the Company’s Original Annual Report remains unchanged and is not reproduced in this Amendment. This Amendment continues to speak as of the date of our initial filing of the Original Annual Report, and unless otherwise indicated herein, does not reflect information obtained after that date. Therefore, in conjunction with reading this Amendment, you also should read all other filings that we have made with the Securities and Exchange Commission since the filing of the Original Annual Report.

Cautionary Notice Regarding Forward-Looking Statements

    We make certain statements in this Amendment and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A forward-looking statement is a statement that is not a historical fact and includes, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. The Company claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth in “Risk Factors” in our Original Annual Report and the risk factors and other cautionary statements in the other documents that we file with the SEC. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

    We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1.	BUSINESS

    The disclosure below replaces paragraph three under “Item 1. Business” that appeared in the Original Annual Report. Other than this change, the disclosure provided under “Item 1. Business” in the Original Annual Report remains unchanged and is not reproduced herein.

    ChangFangYuan’s current business commenced in 2005 when its Chief Technology Officer, Guiliang Ji, contributed a patent and his knowledge in the production of biodegradable materials and Dejun Jia contributed a manufacturing facility to ChangFangYuan all in exchange for shares in the enterprise being developed by Zhonghao Su, the Chairman of ChangFangYuan.  For the next two years, ChangFangYuan was primarily engaged in research and development of its current product line. Marketing and sales of the products commenced in the summer of 2006. During 2006, the company changed its name from Harbin ChangFangYuan Hi-Tech Industrial Co. Ltd. to ChangFangYuan Hi-Tech Environment-Friendly Industrial Co. Ltd.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS

    The disclosure below replaces paragraph one under “Item 6. Management’s Discussion and Analysis – Results of Operations” that appeared in the Original Annual Report. Other than this change, the disclosure provided under “Item 6. Management’s Discussion and Analysis – Results of Operations” in the Original Annual Report remains unchanged and is not reproduced herein.

    RESULTS OF OPERATIONS

ChangFangYuan was organized as a corporation in 1999. Its current business, however, was initiated in 2005 when our Chairman, Zhonghao Su, brought together a manufacturing facility and a patent for starch-based biodegradable materials to form the basis for our business plan.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The disclosure below replaces the respective biographies under “Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” that appeared in the Original Annual Report. Other than this change, the disclosure provided under “Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” in the Original Annual Report remains unchanged and is not reproduced herein.

Zhonghao Su. Mr. Su began to organize the current business of ChangFangYuan in 2004 and has served as its Chief Executive Officer since that time. From 1998 to 2003, Mr. Su was associated with the U.S. Ocean Group, initially as Executive Director of U.S. Ocean Group China Resource Co. Ltd. and then as Chief Delegate responsible for managing the Harbin office of U.S. Ocean Group. Prior to joining U.S. Ocean Group, Mr. Su had been employed for eight years by the China Packaging Import & Export Trading Company, serving four years as Vice Manager followed by four years as General Manager of its Qingdao subsidiary. In 1994, Mr. Su earned a Masters Degree in Business Administration from the Beijing University.

Guoliang Ji. Guoliang Ji contributed the assets of his manufacturing company to ChangFangYuan in 2005, which formed the foundation for the development of its current business. Since 2005, Guiliang Ji has served as the Chief Technology Officer of ChangFangYuan. Since 2001, Guoliang Ji also has served as Chairman and Senior Engineer of Harbin Luhuan Biodegradable Products Development Co. Ltd., which is also involved in the development and production of biodegradable consumer materials. In 1982, Guoliang Ji earned a Bachelors Degree with a concentration in Agricultural Machine Manufacturing from the Harbin Institute of Technology University.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GREEN MATERIAL TECHNOLOGIES, INC.

Date: February 3, 2010	By:	/s/ Zhonghao Su
Name: Zhonghao Su
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 3, 2010
	By:	/s/ Zhonghao Su
Zhonghao Su, Chief Executive Officer (Principal Executive Officer) and Director

	By:	/s/ Jing Zhu
Jing Zhu, Chief Financial Officer (Principal Financial and Accounting Officer) and Director

	By:	/s/ Yang Meng
Yang Meng, Director

	By:	/s/ Yingjie Qiao
Yingjie Qiao, Director

	By:	/s/ Guiguo Wu
Guiguo Wu, Director