Form 10-K/A
period 2007-12-31
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2010-02-25
CIK 1082384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number: 0-26799

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

    Based on the average bid price of the registrant’s common stock on June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2,096,676.

As of March 27, 2008, there were issued and outstanding 18,710,314 shares of the registrant’s common stock.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “Original Annual Report”) of China Green Material Technologies, Inc. (the “Company”) is being filed to amend certain dates under Item 9 which relate to the date when Mr. Guoliang Ji, the Chief Technology Director of the Company, contributed a certain patent to the Company.

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