Form 10-K/A
period 2008-12-31
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2010-02-25
CIK 1082384

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

    The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates as of June 30, 2008 was approximately $23,819,562 based on a closing price of the common stock as quoted on the Nasdaq OTC Bulletin Board.

    As of March 24, 2009, there were issued and outstanding 18,711,388 shares of the registrant’s common stock, $0.001 par value.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original Annual Report”) of China Green Material Technologies, Inc. (the “Company”) is being filed to amend certain dates under Item 10 which relate to the date when Mr. Guoliang Ji, the Chief Technology Director of the Company, contributed a certain patent to the Company.

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The disclosure below replaces the respective biographies under “Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” that appeared in the Original Annual Report. Other than this change, the disclosure provided under “Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” in the Original Annual Report remains unchanged and is not reproduced herein.

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