Form 10-K
period 2009-12-31
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2010-04-12
CIK 1082384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
___________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

Commission file number 001-15683

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0381646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27F(Changqing Building), 172 Zhongshan Road, Harbin City, China	150040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 00-86-451-82695957

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2009 was approximately $7,807,523, based upon the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”).

As of April 9, 2010, there were 23,762,849 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
Table of Contents

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS	33

Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (“RMB” or “Renminbi”), the currency of the People’s Republic of China (“China” or “PRC”). For purposes of this annual report, U.S. dollar amounts are based on conversion at year-end exchange rates of US$1.00 to RMB 6.82702 for assets and liabilities, and a weighted-average of US$1.00 to RMB 6.8311 for revenue and expenses in the fiscal year ended December 31, 2009.  There is no assurance that RMB amounts could have been or could be converted into U.S. dollars at such rates.

As used herein, “China Green,” “we,” “us,” “our” and the “Company” refers to China Green Material Technologies, Inc. and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our cash balances for future needs; our future operations; our sales and revenue levels and gross margins, costs and expenses; the relative cost of our production methods as compared to our competitors; new product introduction, entry and expansion into new markets and utilization of new sales channels and sales agents; improvements in, and the relative quality of, our technologies, including manufacturing practices, production processes and production capacity and the ability of our competitors to copy such technologies; the environment-friendly nature of our products; acquisition of additional equipment and manufacturing facilities, the cost associated therewith and sources of financing for such acquisitions; achieving status as an industry leader; our competitive technological advantages over our competitors; brand image, customer loyalty and expanding our client base; our ability to meet market demands; government regulations and incentives related to biodegradable products; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions, technology licensing and cooperation arrangements; and our liquidity and capital needs.

Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass.  Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  These risks, uncertainties and other factors include but are not limited to:

•	Uncertainties regarding the growth or sustainability of the market for biodegradable materials.
•	The risk that we may not be able to achieve or maintain a technological advantage over any of our competitors.
•	Risks relating to protection of our intellectual property.
•	Changes in consumer preferences.
•	The risks of limited management, labor and financial resources.
•	Risk of doing business in China, including currency value fluctuations, restrictions on remitting income to the United States and risks of diplomatic tensions between China and the United States.

Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS.

Business Overview

We manufacture and sell starch-based biodegradable, disposable containers, tableware and packaging materials.  In making the starch-based material for our products, we use proprietary manufacturing methods that reduce processing time.  We market our products through our internal sales force located at our manufacturing facility in Harbin City, China and in four branch sales offices in Northeastern China.   Since the formation of our Company, we have sold our products in other foreign countries through our distributors.  In January 2009, we began to market and sell our products in other countries directly.  We continually attempt to improve our products and production processes through research and development.

History

We are a Nevada corporation incorporated in December 1997 under the name Mount Merlot Estates, Inc.  At the time we acquired our current business in February 2007, our corporate name was “Ubrandit.com.”  On January 14, 2008, we changed our name to “China Green Material Technologies, Inc.”  References herein to “we, “us” “our” or the “Company” refer to China Green Material Technologies, Inc. and where applicable its direct and indirect wholly owned subsidiaries.  Our shares are quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (“NASD”), under the symbol CAGM.OB, whereas before our name change in January 2008 our shares were quoted under the symbol UBDT.OB.

On February 9, 2007, we acquired all of the outstanding capital stock of Advanced Green Materials, Inc. (“AGM”), a Nevada corporation, by merging a wholly owned subsidiary of ours into AGM.  Through AGM, we indirectly own all of the outstanding capital stock of Harbin ChangFangYuan Hi-Tech Environment-Friendly Industrial Co., Ltd. (“CHFY”), a corporation organized under the laws of the PRC.  AGM has substantially no operations and substantially no assets other than the shares of CHFY.  Through CHFY, we operate the business described in this annual report on Form 10-K and in the financial statements included herein.  We sometimes refer to our acquisition of AGM and CHFY as our “2007 Business Combination.”  Immediately before our 2007 Business Combination, we had no material assets and no material operations and therefore we were considered a “shell company” (as defined by Rule 12b-2 of the Exchange Act).  As consideration for the acquisition of AGM and CHFY, we issued to the former owners of AGM shares of our Series A Convertible Preferred Stock that were convertible into approximately 98% of our outstanding common shares, on an after-converted basis.

On January 14, 2008, concurrent with our name change, we effected a 1-for-150 reverse split of our common stock.  In connection with the split, we issued additional shares to certain shareholders so that, after the split, no shareholder owned fewer than 100 shares.  The following month, on February 29, 2008, the holders of all outstanding shares of Series A Convertible Preferred Stock converted their preferred shares into a total of 18,150,000 shares of our common stock, and all shares of Series A Convertible Preferred Stock were cancelled.

CHFY was incorporated in the Heilongjiang Province of China on May 12, 1999. It was known as Harbin TianHao Technology Co., Ltd., and changed its name to Harbin ChangFangYuan Hi-Tech Industry Co., Ltd. on September 28, 2004, and further changed its name to Harbin ChangFangYuan Hi-Tech Environment-Friendly Industrial Co., Ltd. on September 1, 2006.  AGM acquired all of the outstanding capital stock of CHFY on August 18, 2006.

Prior to May 2006, CHFY engaged only in product development and the establishment of manufacturing facilities and marketing relationships.  CHFY’s business realized its first revenue in May 2006.

Market Opportunity

We believe that, because of concerns over environmental safety, health and renewability of resources, there is an increasing demand worldwide for products made from materials other than oil-based plastics and paper products.  We also believe that there is a growing trend for government incentives and restrictions favoring the use of alternatives to oil-based plastics and paper based products.  For example, the Chinese government has deemed environmental protection an important national interest, and since 1996 has promulgated a series of laws aimed at increasing the use of biodegradable materials, including mandates for the use of recyclable materials in certain packaging and has severely limited the use of disposable polystyrene bags, cutlery and tableware.  Our goal is to provide products that address the opportunities created by these developments.  Because our products are made from renewable ingredients and are biodegradable, we believe they are environment friendly and consistent with the “4R” environmental goals of “Reduce,” “Recycle,” “Reuse”, and “Recover.” We focus our research and development efforts on improving our current lines of disposable consumer goods in the catering, frozen food and home and personal use areas, and on the development and introduction of new plastic replacement products.

Our Products

Our starch-based material is potentially a substitute for the oil-based plastics used in a wide variety of products.  We currently manufacture and sell food packaging products and disposable tableware consumer goods, and we are actively researching the introduction of additional product lines.  To the extent our material or sheet manufacturing capacity exceeds our need for products, we may sell our starch-based material to other manufacturers for their use.

Current Products.  We manufacture and sell biodegradable disposal tableware to consumers and food packaging products to manufacturers of retail frozen food items.  We also manufacture and sell food and beverage containers and utensils made from our biodegradable material, including cups, plates and bowls.  Within the area of food and beverage containers and utensils, we produce a “Go Home without Dish Washing” series, which is a traveling, picnic and outdoor series of tableware products.

Possible Future Products.  We believe our starch-based material may be suited for additional uses and we are actively considering the introduction of additional product lines including:

•	Trash bags and shopping bags. We believe our starch-based material would be an alternative to traditional plastic trash bags, helping to reduce the use of non-degradable boxes and other packages.

•
Packaging materials.  We are evaluating the use of our starch-based material as an alternative to polystyrene (i.e., “Styrofoam”) packaging materials, which are destructive to landfills, as well as in packing bags, plastic bottles, packaging of electronic products, clothing, liners and cushioning materials.

•
Agricultural and gardening goods.  Possible products in this area include mulching film (including thin film and shrink film), seedling cups, turf bags, earth bags, sand bags, civil construction film, netting and unwoven cloth.  Several products in this area would benefit from our products because our starch-based material will decompose in the soil within the first planting season, eliminating the labor costs of removal and land-use fees required, and possibly providing nutrients for the soil.

•
Medical goods.  These products may include medical mattresses, diapers, bandages, clamps, cotton sticks, gloves, and surgical suture lines and fracture fixation materials, all made with our starch-based material.

•
Other goods.  Other products made from our starch-based material could include fiber and textile substitutes, toys, office supplies, building and decoration materials, coat-hangers, handles, golf tees, teaching tools, cards, pens and scientific research tools.

Our Starch-Based Material

We produce a starch-based material using corn starch as the principal ingredient, and we manufacture all our products using this starch-based material.  Our starch-based material is non-toxic, harmless, fire-resistant, heat-resistant and odor-free, can be used in microwave ovens and retains its structural integrity at temperatures between -40°C and +150°C.

Our starch-based material is produced by adding bio-additives, such as polymer starch, cellulose and polyols, into modified starch to synthesize propionolactones, which is a cyclic lactone compound easily broken down with reagents such as water and alcohol. Such material has good structural strength and plasticity. However, when exposed to microorganisms such as those prevailing in urban garbage dumps, it can almost be completely decomposed into carbon dioxide and water through enzymes secreted by microorganisms. The decomposition process takes about 45 days after it is initially exposed to high concentrations of microorganisms in experimental conditions without any toxic effects to the atmosphere and soil. In contrast, other degradable products and biodegradable materials produced by our competitors typically take 80-180 days to decompose.

Our Technology

We utilize “dry-powder blending” technology in the production of the biodegradable, starch-based material used to manufacture our products.  At present, both in China and elsewhere, the formulation of starch-based biodegradable products often involves the use of liquid solvents to modify the property of starch through mixed liquid polymerization. We believe that our dry-powder blending technology helps us to reduce the time and, as a result, the cost to produce our material compared with production methods using liquid solvents.

In September 2009, we acquired the right to use technology that we currently apply in our dry-powder blending process to produce our starch-based material.  Our agreement with the current owner of the technology provides us with a royalty-free right to use the technology as long as it is owned by the current owner, a right of first refusal on any proposed transfers of the technology by the current owner and an option to purchase the technology for a purchase price of approximately $1,470,588 (equivalent to RMB15 million).  This technology is the subject of a patent application filed with and presently under review by the PRC State Intellectual Property Office.

Also in September 2009, we acquired ownership of certain technology in an alternative dry-powder blending process to produce a starch-based material safe to eat and having improved tensile strength so that it can be made into film.  This technology is also the subject of a patent application filed with and presently under review by the PRC State Intellectual Property Office.  We made an initial payment of approximately $735,294 (equivalent to RMB5 million) for this technology, and agreed to pay the remaining purchase price of approximately $1,464,768 (equivalent to RMB10 million) when the patent application is approved and a patent certificate is issued with respect to this technology.

A “biodegradable” material is a compound that will decompose into simple molecular material under natural conditions through the activity of microorganisms (e.g., bacteria, fungus, algae, etc.).  Biodegradable materials are divided into two categories:  complete biodegradation materials and partial biodegradation materials.  With complete biodegradation materials, the biochemical reactions caused by the microorganisms cause the physical properties of the plastic structure to collapse.

We believe that our technology and know-how, including the intellectual property which is the subject of our two patent applications, allow us to produce, at a relatively low cost, a starch-based material that can be completely broken down into carbon dioxide and water by microorganisms (such as bacteria, fungi, algae, etc.) under natural conditions.

We have developed proprietary know-how relating to the production process for our starch-based material.  This know-how, when combined with our technical formulas, enables us to produce a biodegradable material that distinguishes our end products from those of our competitors in terms of speed of biodegradability and lower price.

Research and Development

We believe we have a strong research and development program that has regularly improved our manufacturing processes and helped us to maintain a technological advantage.  Expenditures related to our research and development activities were approximately $18,303 in 2008 and $11,084 in 2009.  Our research and development goals are to:

•	Continue to make improvements on our processes to further lower the cost of production of our starch-based material,

•	Increase the market applications for our starch-based material,

•	And develop and acquire additional technology and know-how in plant-based resins as alternative to oil-based materials.

In June 2008, we established a cooperative relationship directly with Harbin Engineering University.  In this connection, we appointed Mr. Yingjie Qiao, a professor at the University, as our Vice President and Technical Director.

Manufacturing

We produce our starch-based material and the products we make from the material at our factory in Harbin City, the capital city of Heilongjiang Province, China.  Currently, our production facility has United States FDA Registration, ISO 9001 quality management system certification, ISO14001 environmental management system certification and ISO22000 food safety management system certification, and to our knowledge is the only starch-based biodegradable packaging material products facility with the “China Environmental Labeling Product Certificate.”  From 2006 to 2008 we were recognized as a “Qualified Products Tested by State Administration of Quality Supervision, Inspection and Quarantine — National Quality Trustworthy Unit” by the National High-tech Quality Supervising Committee, from 2006 to 2008 we received recognition for “National Quality Trustworthy Product Assessed Qualified by the State” by the National Light Industry Product Quality Guarantee Center, and in 2008 we were recognized as an “Excellent Enterprise in the 3 • 15 Product Quality and Food Safety Rating.”

Our present annual production capacity is 16,500 tons of biodegradable material and approximately 8,800 tons of finished goods.  Because our capacity to produce finished goods is substantially less than our capacity to make our starch-based material, during 2010 we intend to add finished goods production capacity through a new manufacturing facility located in Harbin Economic Technological Development Zone.  We believe that we will have sufficient cash to pay for this new facility from our existing resources, which include the $7.3 million of cash and equivalents on hand at December 31, 2009, the $4.5 million of gross proceeds of the private placement which closed in January 2010, and the cash generated from collection of our accounts receivable and through our ongoing operations.  Therefore it will not be necessary for us to raise additional funds in order to complete the facility.

Our production processes include starch modification, high-speed mixing of ingredients, extrusion and pullout of sheet materials, positive and negative pressure molding of finished products, selection, disinfection, inspection and packaging.  From time to time depending on market demand, we sell our starch-based materials in sheet form to other producers who desire a raw material that is fully biodegradable and maintains structural integrity from -40°C to +150°C.

Suppliers

Our major suppliers of corn product are Heilongjiang Longfeng Corn Development Co,. Ltd. and Heilongjiang Yanshou Natural Pigment Co., Ltd.  These two suppliers offer lower transportation costs due to their close proximity to our production facility.  However, there are several other starch suppliers in Heilongjiang and Jilin Provinces from whom we could obtain adequate supplies of corn product at acceptable prices.  Because our manufacturing facility is located in a large corn producing area of China, we have local access to a sufficient amount of raw materials.  We have developed a raw-material control network based on independent regional corn buyers to effectively manage the price and quantity of our supply of corn.

Marketing and Sales

In 2009, we had a sales and marketing staff of 38 full-time employees located at our main facility in Harbin City and in our four sales offices in the cities of Weihai, Dalian, Qingdao and Jinan in Northeastern China.  Within our Market and Sales Center at our main office in Harbin, we focus on international sales, large industrial clients, retailers and small accounts.  Prior to January 2009, all of our international sales were conducted through international sales agents, who then sold to distributors in foreign countries. In January 2009, we began to seek out foreign distributors directly. We have currently entered into Letters of Intent with 7 distributors in Italy, the U.S., France, the U.K., Israel, Korea and Japan.  Our goal is to increase our market penetration within China and to continue to expand our international sales.

We sell our finished goods to 118 distributors, besides chains and rail authorities.  As of December 31, 2009, our largest distributors were Weihai Tianyuan Environmental-friendly Products Co., Ltd. and Jinan Ai’Jiaren Environmental-friendly Products Trading Co., Ltd., which accounted for 27% and 21% of our sales during 2009, respectively.  Our top five customers accounted for approximately 75% of our total sales in 2009.  Other customers include Supermarkets like Taiwan RT-Mart, Tianjin Junya Supermarket, Qingdao JUSCO, Yantai Zhenhua Supermarket, Jinan Yinzuo Supermarket, and Zhengzhou Synear Group, a frozen food producer in China.

As of February 2010, our disposable consumer goods, including cups, bowls, boxes and plates, were sold in 330 supermarkets in China.  We continue to develop supply relationships with the Harbin Railway Bureau, Jiamusi Railway Bureau and Hailar Railway Bureau.

Brand building

Our strategy is to use high-quality production standards to achieve high quality products, thus creating brand awareness and brand loyalty. We invest human, financial and material resources into other brand-building efforts such as logo development and registration, brand promotion and corporate identity planning.  We intend to continue to build brand image through mass media, in connection with product distribution, and then transform the brand awareness into customer loyalty by improving performance and optimizing service.  At the same time, we may adopt “brand bundling marketing,” in which we bundle our products together with high-end brands to improve our brand image with targeted consumer groups.

We have registered one trademark, the “CHFY” brands, for food packaging products in the disposable consumer goods industry including packing boxes and packing bowls used in the catering industry, special lunch boxes and multi-functional lunch boxes used in railways, locked packing boxes and food boxes, fruit trays and special trays used in refrigerators and microwave ovens covering 14 categories and 115 series. We market a “Go Home without Dish Washing” series, which is a traveling, picnic and outdoor series of tableware products.  We also produce a special tray series used in refrigerators for 13 series of products.  With a rich variety of products, we believe the “Home” series can fundamentally meet the demands of the market for tableware.

Competition

There are a large number of manufacturers of biodegradable materials, both in China and internationally.  These competitors include Kaneka, located in Japan and Tian'an Biological Material Co., Ltd, located in China.  Many of our competitors have substantially greater resources than we do.  In addition, several large international chemical companies have introduced both bio-based resins, polymers and/or compostable synthetic-based resins, including BASF and DuPont.  We believe we will face increased competition in the future as more competitors recognize the trend toward use of environment-friendly and fully biodegradable products.

Employees

As of March 30, 2010 we had 153 employees, all of whom are located in China, including 23 administrative officers, 72 production workers, 38 sales people, 12 technical personnel and 8 financial staff.  We employ many highly educated and skilled senior managers, including professors and individuals with masters and doctoral degrees and overseas working experience.  Ninety-nine percent of our management has obtained at least a bachelor degree and the average age of our employees is 33 years old.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk.  The risks we have described are not the only ones facing our Company. Additional risks not presently known to us or that we currently deem immaterial may also affect our business operations.  Any of these risks could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of our common stock.  You should not invest in our securities unless you can afford to lose all of your investment.

RISKS RELATED TO OUR BUSINESS

There is no assurance that the market for biodegradable materials will grow.

The use of biodegradable tableware and packaging materials instead of plastics may be considered a luxury in certain segments of our target markets.  In order for the market for biodegradable materials to develop, it will be necessary for a portion of the population in our target markets to become willing to pay the cost associated with biodegradable materials, which may in some cases be higher than the cost associated with non-biodegradable materials, in order to obtain the related social benefits. At present our largest market is China. Although the economy of China is growing, the average income of the Chinese population remains far below that of European and American countries where biodegradable materials have developed a clientele. The conversion of the Chinese population from standard plastics to biodegradable materials will require the concerted efforts of the biodegradable materials industry, provincial and national government, and popular opinion. If a significant portion of the Chinese population is not willing to pay the cost associated with biodegradable materials, the growth of our business will be hindered.

There is no assurance that our preferred Corporate Income Tax (“CIT”) rate of 15% will be renewed after 2011.

The normal CIT rate in China is 25%. Under the laws of the PRC, CHFY, as a wholly foreign-owned enterprise, is subject to the corporate income tax exemption during its first and second profitable years and is entitled to a 50% reduction in its income tax in the subsequent three years.  2007 and 2008 were CHFY’s first and second profitable years and, therefore, it was entitled to the income tax exemption during these years. For three years commencing in 2009, CHFY became subject to the corporation income taxes (“CIT”) in the PRC at a 15% tax rate. In 2011, management will apply for a sustained lowered tax rate of 15% as a High-Technology Status Enterprise.  Recognition as a High-Technology Status Enterprise is awarded by the Chinese authorities to companies that consistently invest in the research and development of new technology and products or own proprietary intellectual property rights in some key areas supported by the Chinese government, such as environmental and sustainable materials. However, there is no assurance that this application will be granted by the provincial government. Additionally, changes in tax law could nullify this incentive status.

We will be unable to compete effectively unless we maintain the commercial viability of our technology.

Our starch-based technology is just one among many technologies competing to become the standard for biodegradable consumer products.  Because of the current international focus on environmental protection, many well-financed companies are devoting substantially more resources than us to the development of advanced systems for producing “green” materials.  Ultimately our success as a business will depend on our ability to be offer products that incorporate commercially viable technology.  If new developments in the production of biodegradable materials eclipse the advantages of our materials, we will be unable to compete effectively, which will adversely affect our financial condition and results of operations.

We may be unable to protect our proprietary and technology rights.

Our success will depend in part on our ability to protect our proprietary rights and technologies.  We rely on a combination of patents, trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. However, these measures afford only limited protection.  If we fail to adequately protect our proprietary rights our competitive prospects will be adversely affected. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that it regards as proprietary.

Our means of protecting our proprietary rights in the PRC may not be adequate. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States.  The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy for theft of our proprietary information may have a material adverse impact on our business operations, financial condition and results of operations.

Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money, could prevent us from selling our products or could adversely impact the price of our common stock.

Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties and the ability to protect our own intellectual property.  Third parties may assert that we are employing their proprietary technology without authorization even if we are not.  As we enter new markets, if any, competitors may assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets.  Third parties may have obtained and may in the future obtain patents and claim that manufacture, use and/or sale of our technologies, methods or products infringes these patents.  We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against these claims even if we are eventually successful in such defense.  Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize, manufacture, use and sell methods and products, and could result in the award of substantial damages against us.  In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or we may be prohibited from making, using or selling certain methods and/or products.  We may not be able to obtain such a license at a reasonable cost, or at all.  In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products.  Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and to maintain profitability.

Our sales and operating revenues could decline due to macro-economic and other factors outside of our control, such as changes in consumer confidence and declines in employment levels.

Changes in national, regional and local economic conditions may result in reduced purchases of our products by consumers and reduction in the prices we are able to charge for our products. These economic conditions involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels, and government regulations. If these changes in economic conditions have an adverse effect on consumer demand for and the pricing of our products, our operating revenues and profitability would decline.

We are subject to extensive government regulation which could cause us to incur significant liabilities or restrict our business activities.

We are subject to certain Chinese government statues, rules and regulations in the field of food packaging materials.  Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict business activities.  Our operating expenses may be increased by governmental regulations such as new industry standards, and by the possible imposition of new fees and taxes to pay for certain governmental services and improvements. Any delay or refusal from government agencies to grant us necessary licenses, permits and approvals could have an adverse effect on our operations.

We may require additional capital in the future, which may not be available on favorable terms or at all.

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement our branding and marketing initiatives and expansion of our production capabilities.  We may need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds would be raised through equity or debt financings.  In addition, we may enter into a revolving credit facility or a term loan facility with one or more syndicates of lenders.  Any equity or debt financing, if available at all, may be on terms that are not favorable to us.  Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing stockholders in our Company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing stockholders.  If we cannot obtain adequate capital, we may not be able to fully implement our business strategy, and our business, results of operations and financial condition would be adversely affected. In addition, if we raise additional capital through private placements or registered offerings, it is likely that broker-dealers will be engaged.  The activities of such broker-dealers are highly regulated and we cannot assure that the activities of such broker-dealers will not violate relevant regulations and generate liabilities despite our expectation otherwise.

We depend on the availability of additional human resources for future growth.

If we are able to achieve significant future growth in our sales volume, such growth may strain on our management and operations and financial resources. If our operations continue to grow, we would need to improve our management, operational and financial systems, procedures and controls, and other resources infrastructure, and expand our workforce. There can be no assurance that our existing or future management, operating and financial systems, procedures and controls will be adequate to support a significantly higher level of operations, or that we will be able to recruit, retain and motivate our personnel to the extent needed to support such operations. Further, there can be no assurance that we will be able to establish, develop or maintain the business relationships beneficial to our operations, or to implement any of the above activities in a timely manner.  Failure to manage growth effectively could have a material adverse effect on our business and the results of our operations and financial condition.

Intense competition from existing and new entities may adversely affect our revenues and profitability.

In general, our industry is new but intensely competitive and highly fragmented. We compete with numerous companies, many of whom are more established than we are and have significantly greater financial, technical, marketing and other resources than we possess. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies.  We cannot assure you that we will be able to compete effectively or successfully with current or future competitors or that the competitive pressures we face will not harm our business.

We also expect to encounter intense competition from other entities seeking to pursue new business opportunities or business combinations. Many of these entities are well-established and have extensive experience in connection with identifying new prospective business opportunities or in effecting business combinations. Many of these competitors possess greater financial, technical, human and other resources than we do and there can be no assurance that we will have the ability to compete successfully for new opportunities or business combinations.  Based upon limited financial and personnel resources, we may lack sufficient resources as compared to those of many of potential competitors.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued service of our senior management, including Mr. Zhonghao Su, our President and Chief Executive Officer, and Ms. Jing Zhu, our Chief Financial Officer. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. We do not carry key man life or other insurance in respect of any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical sales and marketing customer support personnel. Because of the rapid growth of the economy in the PRC, competition for qualified personnel is intense. We cannot guarantee that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future.

We have limited business insurance coverage.

The insurance industry in China is at an early stage of development.  Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance.  As a result, we do not have business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption in comparison to the cost of the insurance are such that we do not require it at this time. Therefore, any business disruption, litigation or natural disaster might result in substantial costs and diversion of our resources.

Our management may exercise broad discretion and judgment.

Any person who invests in our common stock will do so without an opportunity to evaluate the specific merits or risks of many potential new prospective business opportunities in which we may engage.  In these circumstances, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business. There can be no assurance that determinations made by management will guarantee that we will achieve our business objectives.

There is no active market in our common stock and none may develop or be sustained.

Our stock is currently quoted on the OTC Bulletin Board under the symbol “CAGM.OB.” There is currently no active trading market in our common stock and there is no assurance that an active trading market will develop.  In the event that an active trading market commences, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Our management may face potential conflicts of interest.

Management is not required to commit its full time to Company affairs.  There may be a conflict of interest in allocating their time in the event that management engages in similar business efforts for other entities.  Management will devote such time, in its sole discretion, to conduct Company business, including the evaluation of potential new business opportunities and the negotiation and consummation of a business combination. As a result, the amount of time devoted to Company business and affairs may vary significantly depending upon whether our Company has identified a new prospective business opportunity or is engaged in active negotiations related to the consummation of a business combination.

State blue sky regulations may restrict the transferability of our common stock.

The holders of our Company’s shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell such securities. Accordingly, investors should consider the secondary market for our Company’s securities to be a limited one.

Payment of dividends is unlikely.

We intend to retain our earnings, if any, to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay any dividends on our common stock for the foreseeable future. The payment of dividends will be contingent upon future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of our board of directors (the “Board of Directors” or “Board”).

We may issue additional securities.

We may issue additional shares of common stock in connection with a future financing. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their respective ownership interests in our shares. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences, of which there can be no assurance.

We face general economic risks.

Our current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may adversely affect plans of operation. These conditions and other factors beyond our control include, but are not limited to regulatory changes.

Recent market events and conditions may adversely affect our access to additional capital.

Since 2006, U.S. credit markets have experienced disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, sub-prime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities.  These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence.  These conditions caused a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions.  These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.  These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.

General economic conditions may adversely affect our financial condition and results of operations.

The recent unprecedented events in global financial markets have had a profound impact on the global economy.  Many industries are impacted by these market conditions.  Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global equity, commodity and foreign exchange markets, and a lack of market liquidity.  A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may adversely affect our Company’s growth and profitability.  Specifically:

•	the global credit/liquidity crisis could impact the cost and availability of financing and our Company’s overall liquidity;
•	volatile energy prices, commodity and consumables prices and currency exchange rates impact potential production costs; and
•	the devaluation and volatility of global stock markets impacts the valuation of our Company’s equity securities.

These factors could have a material adverse effect on our Company’s financial condition and results of operations.

There are risks related to doing business in China given an uncertain regulatory environment.

Uncertainty in the state regulatory environment in China such as in the field of corporate financial and investment and fund raising activities may expose our Company to unexpected liability exposure and possibly even penalties. We finance our operations through equity and debt financings. China has an evolving regulatory environment as to what is permitted and often new regulations are adopted to regulate certain areas where there were no regulations before. As a result, our Company may be exposed to unforeseen risks of violating rules that did not exist. Such risks apply to all aspects of the operation of our Company. In case our Company is found to be in such violation, we could be subjected to monetary and other unexpected penalties.  This may in turn have an impact on our results of operation and the value of shares of our common stock.

The People’s Republic of China’s Economic Policies could affect our business.

Substantially all of our assets are located in the PRC and substantially all of our revenue is derived from our operations in the PRC. Accordingly, our results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in the PRC.  While the PRC’s economy has experienced significant growth in the past 20 years, such growth has been uneven geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the PRC, but some measures may have a negative effect on us.  For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

The economy of the PRC has been changing from a planned economy to a more market-oriented economy.  In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in the PRC are still owned by the Chinese government.  In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the PRC’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Capital outflow policies in the People’s Republic of China may hamper our ability to remit income to the United States.

The PRC has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our directors believe that it is currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to our stockholders.

The fluctuation of the Renminbi may materially and adversely affect your investment.

The value of the Chinese Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from any future offerings of our common stock into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.  Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our shares of common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. Any significant devaluation of Renminbi may reduce our operation costs in U.S. dollars but may also reduce our earnings in U.S. dollars. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

Since 1994, the PRC has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. There can be no assurance that Renminbi will not be subject to appreciation. We may not be able to hedge effectively against Renminbi appreciation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

In addition, there can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

It may be difficult to enforce judgments or bring actions outside the United States against our Company and certain of our directors and officers.

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

We may experience difficulty in establishing business controls and procedures that meet Western standards.

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

Another obstacle to foreign investment in the PRC is corruption. There is no assurance that we will be able to obtain recourse, if desired, through the PRC’s poorly developed and sometimes corrupt judicial systems. There is no assurance of an established public trading market, which would adversely affect the ability of investors in our Company to sell their securities in the public markets.  Although our common stock trades on the OTC Bulletin Board, a regular trading market for the securities may not be sustained in the future as the NASD has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission (the “SEC”). The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the Nasdaq Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions.

    Our shares are subject to rules applicable to “penny stock” which pertain to any equity security with a market price less than $5.00 per share or an exercise price of less than $5.00 per share.  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in our shares.

Our President and Chief Executive Officer holds a significant percentage of our outstanding voting securities.

    Zhonghao Su, our President and Chief Executive Officer is the beneficial owner of approximately 30.6% of our outstanding voting securities.  As a result, he possesses significant influence, giving him the ability to elect a majority of our Board of Directors and to authorize or prevent significant corporate transactions.  His ownership and control may impede or delay any future change in control through merger, consolidation, takeover or other business combinations; and may discourage a potential acquirer from making a tender offer.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-in-control.

    Our Articles of Incorporation authorize the Board of Directors to issue up to 20,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders.  These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights and redemption rights provisions.  The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock.  In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party.  The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.  PROPERTIES.

    Part of the initial capitalization of our business included the contribution of a factory with 21,132 square meters of floor space.  We currently own such factory, but do not use it for our current business given its distant location from our raw material sources. The factory is currently leased to a third party and the proceeds are recorded as rental income on the income statement.

    We lease a standard plant which includes office space, employee living space, and factory space in Harbin Development Zone and is located near our raw material collection area.  This location helps to minimize our shipping costs and processing fees. In addition, we lease a portion of an office building covering 800 square meters in the center of Harbin City for purposes of sales and administration. Given the increase in our production capacity, we also rent a warehouse near the plant for storing inventory. For purposes of expanding our sales, we also lease four sales offices in other districts of China. The rental fees for our leased properties under the operating lease were $152,356 and $207,886 for the years ended December 31, 2009 and 2008, respectively.  In the next few years, the rental costs may increase. We will be able to renew such leases upon expiration of their terms.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  (REMOVED AND RESERVED).

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading Information

Our common stock is currently quoted on the OTC Bulletin Board maintained by the NASD under the symbol CAGM.OB.  The transfer agent for our common stock is Securities Transfer Corporation at 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

2008
First Quarter ended March 31, 2008	6.75	1.01
Second Quarter ended June 30, 2008	2.00	1.03
Third Quarter ended September 30, 2008	1.75	0.25
Fourth Quarter ended December 31, 2008	1.79	0.35

2009
First Quarter ended March 31, 2009	1.75	0.30
Second Quarter ended June 30, 2009	1.65	0.10
Third Quarter ended September 30, 2009	1.28	0.58
Fourth Quarter ended December 31, 2009	2.99	1.05

Our common stock is thinly traded and any reported sale prices may not be a true market-based valuation of our common stock.

As of April 2, 2010, there were approximately 2,486 owners of record of our common stock.

Trades in our common stock may be subject to Rule 15g-9 under the Exchange Act, which imposes requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, broker-dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

Our shares are subject to rules applicable to “penny stock” which pertain to any equity security with a market price less than $5.00 per share or an exercise price of less than $5.00 per share.  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in our shares.

Dividend Policy

    We have not paid or declared any cash dividends on our common stock within the past three years and do not foresee doing so in the foreseeable future.  We intend to retain any future earnings for the operation and expansion of our business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of our Company, our general financial condition and other factors deemed pertinent by our Board of Directors.

Sales of Unregistered Securities

    We did not sell any unregistered securities during the fiscal year ended December 31, 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

    We did not repurchase any of our equity securities that were registered under Section 12 of the Exchange Act during the fiscal year ended December 31, 2009.

    Concurrent with our name change and symbol change, the 1 for 150 reverse split with the record date of November 16, 2007 became effective on January 14, 2008. Holdings of stockholders as of the record date who held less than 100 shares after the reverse split were rounded up to 100 shares.

    On February 29, 2008, our Company announced that the stockholders of the Series A Convertible Preferred Stock had chosen to convert their preferred shares into shares of our Company’s common stock.  As a result, a total of 18,150,000 shares of common stock were issued in connection with the conversion, and all Series A Convertible Preferred Stock has been cancelled.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Company Overview

    Historical Background.  We are a Nevada corporation incorporated in December 1997.  Until our 2007 Business Combination, we had no material assets and no material operations.  On February 9, 2007, we acquired our operating subsidiary Harbin ChangFangYuan Hi-tech Environment-Friendly Industrial Co., Ltd. (“CHFY”), a corporation organized and conducting its business in China, for consideration consisting of shares of our Series A Convertible Preferred Stock that subsequently were converted by the holder into approximately 98% of our outstanding common shares, on an after-converted basis.  Through CHFY, we manufacture and sell starch-based biodegradable, disposable containers, tableware and packaging materials using our proprietary technology.  CHFY’s business realized its first revenue in May 2006, and from May until December 2006 the business had sales of approximately $4.1 million, which were generated primarily by a distributor, Weihai Qiancheng.

    Currency.  Our business operates in China and accounts are denominated in Chinese Renminbi (RMB), but we report our financial results in our SEC filings in U.S. dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments, which are reported as a line item after net income and before comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” because it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  For the years ended December 31, 2009 and 2008, we recorded unrealized expense of $20,380 and unrealized gains of $1,506,545 on foreign currency translation, respectively.

Results of Operations for the Year Ended December 31, 2009
Compared to the Year Ended December 31, 2008

The following table presents selected items in our condensed consolidated statements of operations for the years ended December 31, 2009 and 2008.

	For Year Ended December 31, 2009%		For Year Ended December 31, 2008%		2009 vs 2008 Increase/ (decrease)	Percentage increase (decrease)
	(Unaudited)		(Unaudited)
Revenues	$13,407,287		$11,008,513		$2,398,774	21.8%
Cost of Goods Sold	7,052,854	52.6%	5,680,584	51.6%	1,372,270	24.2%

Gross Profit	6,354,433	47.4%	5,327,929	48.4%	1,026,504	19.3%

Operating Expenses
Selling expenses	238,274	1.8%	269,930	2.5%	(31,656)	(11.7)%
Bad debt expenses (recoveries)	5,954	-	(248,605)	(2.3)%	254,559	(102.4)%
General and administrative expenses	786,633	5.9%	866,907	7.9%	(80,274)	(9.3)%
Total Operating Expenses	1,030,861	7.7%	888,232	8.1%	142,629	16.1%

Income From Operations	5,323,572	39.7%	4,439,697	40.3%	883,875	19.9%

Other Income (Expenses)
Interest income	5,635	-	5,624		11	0.2%
Other income, net	24,624	0.2%	19,156	0.2%	5,468	28.5%
Loss on fixed and intangible assets disposal	(459,695)	(3.4)%	(78,670)	(0.7)%	(381,025)	484.3%

Total Other (Expenses) Income	(429,436)	(3.2)%	(53,890)	(0.5)%	(375,546)	696.9%

Income Before Income Taxes	4,894,136	36.5%	4,385,807	39.8%	508,329	11.6%

Provision for Income Taxes	738,810	5.5%	-	-	738,810	*

Net Income	$4,155,326	31.0%	$4,385,807	39.8%	$(230,481)	(5.3)%

Foreign currency translation adjustment	(20,380)	(0.2)%	1,506,545	13.7%	(1,526,925)	(101.4)%

Comprehensive Income	$4,134,946	30.8%	$5,892,352	53.5%	$(1,757,406)	(29.8)%
_______________

 * Not meaningful.

Revenue   Total revenues were $13,407,287 for the year ended December 31, 2009 compared to $11,008,513 for the year ended December 31, 2008, an increase of $2,398,774 or 21.8%.   The increase in revenues resulted from a combination of increased orders by existing and new clients as we continued to successfully increase sales to our customers and expand our customer base.  During 2009 we increased the number of customers and distributors to whom we sell our products from 70 to 118 and expanded our internal sales team from 33 to 38.

Cost of Goods Sold  Cost of goods sold for the year ended December 31, 2009 was $7,052,854, as compared to $5,680,584 for the year ended December 31, 2008, an increase of $1,372,270 or 24.2%. Gross margin was 47.4% for the year ended December 31, 2009 and 48.4% for the year ended December 31, 2008.  The small decline in gross profit percentage during 2009 compared with 2008 was due to increased packaging costs resulting from the fact that in 2009 we sold our products to several new customers who placed smaller orders than our customers in 2008.  We intend to establish a new manufacturing facility during 2010 which we believe will improve our manufacturing equipment and practices and reduce the costs to produce our products, thereby increasing our gross margins across our product lines.  We expect to bring this new facility on line during 2010, although there is no assurance that we will be able to complete the construction, the acquisition and installation of capital equipment, and the move to the new facility on a timely basis.  See “ – Liquidity and Capital Resources” for additional information relating to this facility.

Selling Expenses  Selling expenses were $238,274 for the year ended December 31, 2009, as compared to $269,930 for the year ended December 31, 2008, a decrease of $31,656 or 11.7%.  The decrease was mainly due to reductions in employee compensation, traveling expenses, entertainment expenses, stores admission fees, and branch office costs during the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Bad Debt Expenses (Recoveries)   The provision for bad debt expense was $5,954 for the year ended December 31, 2009, as compared to net recoveries of $248,605 for the year ended December 31, 2008, an increase of $254,559 or 102%.  The increase was primarily due to a credit of $261,887 recorded in 2008 to reverse a substantial amount of the bad debt expensed recorded in the fourth quarter of 2007.  During the fourth quarter of 2007 we increased our provision for bad debts from 0.5% to 5.0% of accounts receivable due to a high level of overdue accounts receivable from our major customer, the distributor Weihai Qiancheng.  However, after working with this distributor during 2008, we were able to collect most of the applicable receivable and determined that it was appropriate to reduce our allowance rate from 5.0% back to 0.5% for 2008 and onward, and to reduce the balance of our reserves for uncollectible accounts at December 31, 2008 by reversing a substantial amount of the bad debt expense recorded in 2007.

General and Administrative Expenses   General and administrative expenses were $786,633 for the year ended December 31, 2009, as compared to $866,907 for the year ended December 31, 2008, a decrease of $80,274 or 9.3%. The decrease was primarily due to reduced office rent in 2009 as a result of a reduction in the amount of administrative space leased in Harbin City, mailing expenses incurred in 2008 associated with the reverse stock split in 2008 which were not incurred in 2009, employment expenses incurred in 2008 associated with certain temporary financial management employees, and reduced professional fees in 2009 as compared to 2008.

Total Operating Expenses   Total operating expenses were $1,030,861 for the year ended December 31, 2009 as compared to $888,232 for the year ended December 31, 2008, an increase of $142,629 or 16.1%, which was attributable primarily to the fact that the 2008 operating expenses amount included a reduction of $261,887 to reverse a substantial amount of the bad debt expense recorded in 2007.  Excluding the effect of this reduction for 2007 bad debt expense, total operating expenses would have been $1,150,119 for 2008 and the 2009 total operating expenses of $1,030,861 would have reflected a decrease of $119,258, or 10.4%, due to the reductions described above in selling expenses and general and administrative expenses during 2009 compared to 2008.

Income from Operations   Income from operations was $5,323,572 for the year ended December 31, 2009 as compared to $4,439,697 for the year ended December 31, 2008, an increase of $883,875 or 19.9%. The increase was mainly due to the overall increase in total revenues in 2009.

Other Income (Expense)  Total other expenses were $429,436 for the year ended December 31, 2009 as compared to total other expenses of $53,890 for the year ended December 31, 2008, an increase of $375,546, or 696.9%.  The increase primarily resulted from a loss on fixed and intangible assets disposal of $459,695 which was attributable mainly to a $395,251 loss from the disposal of a patent during the third quarter of 2009 and loss on disposal of certain fixed assets, as compared with a loss on fixed and intangible assets disposal of $78,670 in 2008 which resulted from disposal of certain fixed assets.

Income Before Income Taxes   Income before income taxes was $4,894,136 for the year ended December 31, 2009 as compared to $4,385,807 for the year ended December 31, 2008, an increase of $508,329 or 11.6%, which was primarily due to higher revenues during 2009, partially offset by the increased level of loss on fixed and intangible assets disposal during 2009.

Income Tax   We generate our income in China through the operations of our principal operating subsidiary CHFY.  Under the laws of the PRC, CHFY, as a wholly foreign owned enterprise, is entitled to an exemption from corporate income tax (“CIT”) during its first and second profitable years and a 50% reduction in its CIT in the subsequent three years.  Because 2007 and 2008 were CHFY’s first and second profitable years, was exempt from CIT for those years. Commencing in 2009, CHFY became subject to CIT in the PRC at a 15% tax rate.    In 2012 and subsequent years CHFY will pay income taxes at the rate of 25%.  As a result of the foregoing, the provision for income taxes was $738,810 for the year ended December 31, 2009 as compared to $0 for the year ended December 31, 2008.

Net Income and Comprehensive Income  Our net income was $4,155,326 for the year ended December 31, 2009 as compared to net income of $4,385,807 for the year ended December 31, 2008, a decrease of $230,481 or 5.3%. This decrease was due primarily to the expiration in 2009 of the exemption from Chinese income tax from which CHFY benefited during 2007 and 2008 and the loss on disposal of a patent in 2009.  Our comprehensive net income was $4,134,946 for the year ended December 31, 2009 as compared to net income of $5,892,352 for the year ended December 31, 2008, a decrease of $1,757,406 or 29.8%.  This decrease in comprehensive net income was primarily due to the fact that in 2008 we reported a $1,506,545 currency translation gain, whereas in 2009 we reported a currency translation loss of $20,380.

Net Income Per Share  Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.  The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2009 and 2008:

	Years ended December 31,
	2009	2008
Basis and diluted net income per share calculation
Numerator:
- Net income in computing basic and diluted net income per share	$4,155,326	$4,385,807

Denominator:
Shares used in computing basic and diluted net income per share	18,711,388	15,685,987

Basic net income per share	$0.22	$0.28
Diluted net income per share	$0.22	$0.28

 Liquidity and Capital Resources

Our operations were initially capitalized by the combination of cash contributed to CHFY and a manufacturing facility and intellectual property contributed by our stockholders prior to 2008.   Since that time we have funded operations primarily by means of loans from our stockholders and management.  During 2009 we repaid approximately $1 million of loans to one of the stockholders, and, as a result, as of December 31, 2009, we owed approximately $300,000 in related party debt.  These loans are non-interest bearing, unsecured, and due on demand. Accordingly, we include them as current liabilities.  We may make further repayments of these loans from time to time without interfering with the growth of our business.

As of December 31, 2009, we had working capital of $13.7 million, including cash and equivalents of $7.3 million and net accounts receivable of $6.5 million.  Most of our receivables are owed to us by our primary customers for products purchased from us during the year, and we consider the receivables as collectible in the ordinary course.  We expect to collect substantially all of the December 31, 2009 balance of receivables during 2010.

We incurred positive cash in-flow from our operations of approximately $4.7 million for the year ended December 31, 2009. This was primarily attributable to our net income of approximately $4.2 million for the year ended December 31, 2009.

During the year ended December 31, 2009, we had a substantially reduced level of cash used in investing activities.  This reduction was attributable to the fact that we purchased additional production equipment during 2008 in order to increase our production capacity.

We intend to purchase a new manufacturing facility during 2010 located in Harbin Economic Technological Development Zone, which we expect will substantially increase the cash used in investing activities during 2010.  We believe that we will have sufficient cash to pay for this new facility from our existing resources, which include the $7.3 million of cash and equivalents on hand at December 31, 2009, the $4.5 million of gross proceeds of the private placement which closed in January 2010, and the cash generated from collection of our accounts receivable and through our ongoing operations.  Therefore it will not be necessary for us to raise additional funds in order to complete the facility.

We had a decline in cash flows from financing activities for the year ended December 31, 2009 as compared to the year ended December 31, 2008, due to the fact that we repaid a net amount of approximately $1 million in 2009 in loans provided by our stockholders and officers in support our Company’s operations.

Our current resources are sufficient to fund ongoing operations for the foreseeable future.

Application of Critical Accounting Policies

In preparation of our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the year ended December 31, 2008 there was one estimate made which was (a) subject to a high degree of uncertainty, and (b) material to our results.  Therefore, as detailed in Note 3(c) to the financial statements, we recorded an allowance of $26,847 for doubtful accounts.  The basis for this determination was our expectation that our main customers, which are the responsible for most of our accounts receivable, will satisfy their obligations within a reasonable period of time.

We made no material changes to our critical accounting policies in connection with the preparation of our financial statements for the year ended December 31, 2009.

Impact of Accounting Pronouncements

There were certain recent accounting pronouncements that may have a material effect on our Company’s financial position or results of operations. All of them had been shown in paragraph (t) “Recent Accounting Pronouncements” of Note 3 “Summary of Significant Accounting Policies” in the “Notes of Consolidated Financial Statement” listed under the Financial Statements Section which is attached hereto.

Off-Balance Sheet Arrangements

    We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Our consolidated financial statements for the fiscal years ended December 31, 2009 and 2008 are attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

    The term “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

    We performed an evaluation of the effectiveness of our internal control over financial reporting that is designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

▪	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our Company;

▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and

▪
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company’s assets that could have a material effect on the financial statements.

Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Management has used the Internal Control – Integrated Framework to evaluate the effectiveness of internal control over financial reporting, which is a recognized and suitable framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on its evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) as of December 31, 2009 is effective based on the COSO framework. Notwithstanding the foregoing, there can be no assurance that our Company’s internal control over financial reporting will detect or uncover all failures of persons within our Company to comply with these procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in internal controls

Our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to our Company’s internal control over financial reporting during such period that has materially affected, or is reasonably likely to materially affect, our Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The officers and directors of our Company are:

Name	Age	Position with the Company	Board Member Since

Zhonghao Su	44	Chief Executive Officer, President and Director	2007
Yang Meng	32	Director and Secretary of the Board	2007
Jing Zhu	39	Chief Financial Officer and Director	2007
Yang Li	27	Corporate Secretary	N/A
Yingjie Qiao	44	Vice President, Technological Development Director and Director	2008
Zhongcheng Kang	32	Vice President and Marketing Director	N/A
Youwei Xing	27	Vice President and Investor Relations Director	N/A
Guiguo Wu	41	Factory Director, Vice President of Production and Director	2008

Directors hold office upon election until the next annual meeting of our Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by our Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Zhonghao Su. Mr. Su began to organize the current business of our Company in 2004 and has served as Chief Executive Officer of our operating subsidiary since that time.  Mr. Su has been our Chief Executive Officer and a member of the Board of Directors of our Company since 2007.  From 1998 to 2003, Mr. Su was associated with the U.S. Ocean Group, an international trading company, as executive director of U.S. Ocean Group China Resource Co. Ltd., a subsidiary of U.S. Ocean Group. Prior to joining U.S. Ocean Group, Mr. Su had been employed by the China Packaging Import & Export Trading Company, an international trading company, serving as the administration manager, director of international business, vice-president and general manager of the Qingdao branch. In 1994, Mr. Su earned an Executive Master of Business Administration from the Guanghua School of Management of Beijing University.  The foregoing experience and qualifications led to the conclusion that, in light of our Company’s business and structure, Mr. Su should serve as a director for our Company at the time of the filing of this annual report.

Yang Meng.  Ms. Meng has been a member of the Board of Directors of our Company since 2007.  From 2007 through 2009, Ms. Meng served as the Secretary of our Company. From 2005 to 2006, Ms. Meng was employed as counselor by the Harbin Huawei Group, a soldering equipment company, advising on legal matters and investment management.  From 2001 to 2005, Ms. Meng was an officer of the Harbin Xinzhongxin Electronic Co., Ltd., an electric application company, with responsibilities for legal affairs and internal management.  In 2001, Ms. Meng earned a Bachelors degree with a concentration in International Economic Law from the Heilongjiang University.  The foregoing experience and qualifications led to the conclusion that, in light of our Company’s business and structure, Ms. Meng should serve as a director for our Company at the time of the filing of this annual report.

Jing Zhu.  Ms. Zhu was employed as the Finance Manager of our operating subsidiary Company from 2004 to 2008, and also as our Finance Manager from 2007 until February 2008, when she was appointed as our Chief Financial Officer. Ms. Zhu has been a member of the Board of Directors of our Company since 2007.  From 2000 to 2004, Ms. Zhu was employed as finance manager by the Xintai Mechanical Engineering Co. Ltd., a medicine manufacturing and sales company.  From 1991 to 2000, Ms. Zhu was employed as an accountant by the Harbin Gongbai Group, a spin equipment supplier company.  In 1993, Ms. Zhu earned a Bachelors degree with a concentration in Accounting from the Heilongjiang Provincial Party College.  The foregoing experience and qualifications led to the conclusion that, in light of our Company’s business and structure, Ms. Zhu should serve as a director for our Company at the time of the filing of this annual report.

Yang Li.  Mr. Li was appointed as the Secretary of our Company in January 2010.  From 2006 to 2009, Mr. Li was employed as Chairman Secretary of Eastern Environment Solutions Corp., a waste management company. In 2005, Mr. Li earned a Bachelor degree with a concentration in English from Northeast Forestry University.

Yingjie Qiao.  Mr. Qiao has served as the Vice President and Technological Development Director and as a member of the Board of Directors of our Company since 2008. Mr. Qiao is also a professor of materials science for the Chemical Institute of Harbin Engineering University, a doctoral advisor, a member of the DPP Heilongjiang Provincial Standing Committee, a member of the Teaching Steering Committee for Materials Physics and Chemistry under the Ministry of Education and a director of the Chemical Industry and Engineering Society of Heilongjiang. Since 2004, Mr. Qiao has served as an evaluation expert for the National 863 Program, the Natural Science Foundation of China and the Doctoral Fund of Ministry of Education. Since 2005, he has also acted as an expert for the assessment of technical projects under the Heilongjiang Science & Technology Department and the Harbin Science & Technology Bureau. The foregoing experience and qualifications led to the conclusion that, in light of our Company’s business and structure, Mr. Qiao should serve as a director for our Company at the time of the filing of this annual report.

Guiguo Wu.  Mr. Wu has been a member of the Board of Directors of our Company since 2008. Mr. Wu has served as the Factory Director and Vice President of Production of our Company since 2008.  Mr. Wu joined our Company as a workshop director in 2006. Mr. Wu served as the manager of the research and development department for Heilongjiang Huadi Group, a kitchen equipment manufacturing company, from 2002 to 2005.  Mr. Wu served as the production director for Harbin Xinda Polymer Materials Co., Ltd., a high-polymer material company, from 2005 to 2006. The foregoing experience and qualifications led to the conclusion that, in light of our Company’s business and structure, Mr. Wu should serve as a director for our Company at the time of the filing of this annual report.

Zhongcheng Kang.  Mr. Kang has served as a Vice President and Marketing Director of our Company since 2008.  From 2006 to 2008, Mr. Kang served as the regional market director in China, marketing director and sales manager for Sansui Electric Co., Ltd., a private consumer electronics company, where for three consecutive years his marketing team assisted such company in becoming a leader in sales for the Chinese home appliance market. Mr. Kang has studied economics, marketing, psychology and philosophy, and has published more than 20 articles in areas such as marketing strategy. In 2005, Mr. Kang earned a Master of Business Administration from the Harbin Institute of Technology.  From 2001 to 2004, Mr. Kang served as marketing director of Hangzhou Huari Electric Co., Ltd., an electric equipment company.

Youwei Xing.  Mr. Xing has served as the Investor Relations Director of our operating subsidiary since 2005 and of our Company since 2007, and has served as a Vice President of our Company since 2007.  From 2002 to 2005, Mr. Xing earned a Bachelor degree with a concentration in Securities and Investment from Harbin University of Commerce.

Audit Committee; Compensation Committee

Our Board of Directors has not yet appointed an Audit Committee or a Compensation Committee due to the relatively small size of our Board.  Our Board does not currently have any member who qualifies as an audit committee financial expert, given that certain members of our current management took control of our Company in December 2008.  We are planning to establish an Audit Committee and a Compensation Committee in 2010.

Pursuant to a Securities Purchase Agreement dated as of January 11, 2010, by and among our Company and certain accredited investors relating to the issuance and sale of 5,051,461 shares of our common stock at a price of $0.90 per share (the “Securities Purchase Agreement”), we have agreed to add members to our Board of Directors within 120 days of January 25, 2010, such that (i) a majority of our Board shall be “independent” directors within the meaning of the rules of the Nasdaq Stock Market and/or the NYSE Amex, and (ii) the Board will have established an audit committee, compensation committee and nominating committee. We have also agreed to appoint one person designated by ARC China, Inc. to our Board within 5 business days of such designation. Although we have not yet implemented such changes with respect to our Board, we intend to satisfy these obligations pursuant to the Securities Purchase Agreement.

Code of Ethics

Our Company has adopted a code of ethics to govern the conduct of our executive officers and directors.  A copy of our Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers is filed as Exhibit 14.1 to the Company's Current Report on Form 8-K filed on April 12, 2010 and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

    Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. We are not aware of any instances during the fiscal year ended December 31, 2009 where an executive officer, director or any owner of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Exchange Act, except that Zhonghao Su, our Chief Executive Officer, filed a Form 4 on September 17, 2009 with respect to certain transactions in our common stock which occurred during 2008.

ITEM 11.  EXECUTIVE COMPENSATION.

Cash Compensation

    The following table shows the total compensation paid or earned for the years ended December 31, 2009 and 2008 by Zhonghao Su, our Chief Executive Officer. No other executive officer of our Company earned compensation in excess of $100,000 for the year ended December 31, 2009.

Summary Compensation Table for 2009

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)
Zhonghao Su Chief Executive Officer	2009	$35,154	-	-	-	-	-	-	$35,154
	2008	$35,062	-	-	-	-	-	-	$35,062

Base Salaries

    The Board is responsible for determining the appropriate level of compensation for each of our executive officers. Salaries for all executive officers for a given year are determined at the first Board meeting in January of each year. While Mr. Su does not participate in any discussions or voting related to his salary, he recommends salary levels for our Company’s other executive officers to the Board, which makes the ultimate determination of the salaries for such individuals.

    In making recommendations regarding salary levels, the Board consults the salary levels of the industry.  In addition, the Board takes into account the performance of an individual over the previous year in determining the current year’s salary level.

Employment Agreements

    Our Company has entered into a standard employment agreement with each of our executive officers. Each agreement has a term of one year. Except for the salary, the terms of the agreements are substantially identical, and reflect employment standards common in China as a result of law or customary business practices.

Outstanding Equity Awards

    Our Company has not granted equity awards to any of our executive officers.

Employee Benefit Plans

Under the 2007 Stock Incentive Plan (the “2007 Plan”), our Company may grant awards of up to 750,000 shares of restricted stock to our executive officers and directors, subject to certain adjustments pursuant to the terms of the 2007 Plan.  We have not granted any such awards under the 2007 Plan.  Our Company has no other employee benefit plans and does not offer termination benefits.

Director Compensation

Due to the small size of our Company, none of the members of our Board of Directors received remuneration for service on the Board during 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.  Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is: c/o Harbin ChangFangYuan Hi-Tech Environment-Friendly Industrial Co. Ltd., 172 Zhongshan Road, 27th Floor, Harbin, Heilongjiang, P.R. China.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage Beneficially Owned(1)
Zhonghao Su (2)	7,278,298	30.63%
Yang Meng	--	--
Jing Zhu	--	--
Yang Li	--	--
Yingjie Qiao	--	--
Guiguo Wu	--	--
Zhongcheng Kang	--	--
Youwei Xing	--	--
Directors and Executive Officers as a Group (8 persons)	7,278,298	30.63%

Benyi Xing #9 Grp Qinggangluwei Qingnian Road Lvyuan Dist Changchun City, China	3,750,000	15.78%
______________

(1)	Based on 23,762,849 shares of our common stock issued and outstanding as of April 9, 2010.

(2)
Includes 1,800,000 shares of common stock transferred from Mr. Yumin Liu to Mr. Su, for no consideration (the "Transferred Shares"), pursuant to a stock transfer agreement dated as of March 25, 2010 and amended as of April 12, 2010.   Mr. Su agreed that he will hold the Transferred Shares for purposes of giving him additional voting power and that he will not sell, grant any security interest in, pledge, or otherwise dispose of or enter into any transaction which will result in the disposition of any of the Transferred Shares. The term of such transfer is for three years and Mr. Su will return all of the Transferred Shares to Mr. Yumin Liu at the end of the term.

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0		750,000 shares of restricted stock

Equity compensation plans not approved by security holders	0		0

Total	0		750,000 shares of restricted stock

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

    In 2005, we funded operations primarily by means of loans from our stockholders and management.  As of December 31, 2009 and 2008, we owed $300,792 and $1,294,838, respectively, to certain members of our management and stockholders, including Mr. Zhonghao Su and Ms. Meijuan He.  The largest aggregate amount of principal outstanding during the fiscal years ended December 31, 2009 and 2008 were $300,792 and $1,294,838, respectively.  The amount of the indebtedness outstanding as of March 28, 2010 was $300,792.  The amount of principal paid during the fiscal years ended December 31, 2009 and 2008 were $1,025,338 and $40,928, respectively.  No interest is payable in connection with such indebtedness.

Compensation Arrangements

    See “Executive Compensation,” above for information about employment agreements and other compensation arrangements between our Company and our executive officers and directors.

Director Independence

    None of the members of our Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ National Market System.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

           The following table presents the fees for professional audit services rendered by MS Group CPA LLC for the audit of our Company’s consolidated financial statements for the fiscal years ended December 31, 2009 and 2008, and fees billed for other services rendered by MS Group CPA LLC during those periods.  Unless otherwise indicated, our Company paid all amounts in the following table to MS Group CPA LLC. All services reflected in the following table for 2009 and 2008 were pre-approved in accordance with the policy of our Board of Directors.

Year Ended December 31,	2009	2008
Audit Fees (1)	$60,000	$60,000
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees	—	—

Total	$60,000	$60,000

(1)	Audit fees consist of audit and review services, report on internal control over financial reporting and review of documents filed with the SEC.

(2)	Audit related fees consist of pre-approved consultation concerning financial accounting and reporting standards, and the accounting for acquisitions and dispositions carried out by the Company.

(3)	Tax fees consist of preparation of Federal and State income tax returns and consultation regarding tax compliance issues.

    Our Board of Directors has determined that the provision by MS Group CPA LLC of the non-audit services referred to above is compatible with the maintenance of that firm’s independence.

Pre-Approval Policies and Procedures

    Our Board of Directors has instituted a policy to pre-approve audit and non-audit services (i.e., audit-related services, tax services, and all other services).  Mr. Zhonghao Su is given limited delegated authority from time to time by our Board to pre-approve permitted non-audit services.  Pre-approval is obtained prior to the commencement of the services.  Our Board also considers on a continuing basis whether the provision of non-audit services is compatible with maintaining the independence of the external auditor.

PART IV
ITEM 15.  EXHIBITS.

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger dated February 8, 2007 by and among Advanced Green Materials, Inc., AGM Acquisition Corp. and Ubrandit.com (incorporated by reference to Exhibit 10-a to the Company’s Current Report on Form 8-K filed on February 9, 2007).

3.1*	Articles of Incorporation.

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 12, 2010).

4.1	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3-a to the Company’s Current Report on Form 8-K filed on February 9, 2007).

10.1^	Form of Employment Agreement between CHFY and the executive employees (incorporated by reference to Exhibit 10-b to the Company’s Current Report on Form 8-K filed on February 9, 2007).

10.2
Securities Purchase Agreement, dated as of January 11, 2010, by and among China Green Material Technologies, Inc. and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 15, 2010).

10.3	Form of IR Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 15, 2010).

10.4
Agency Agreement, dated as of January 12, 2010, by and among China Green Material Technologies, Inc., ARC China, Inc. and Gar Wood Securities, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 29, 2010).

10.5	2007 Stock Incentive Plan (incorporated by reference to Exhibit 2 to the Company’s Information Statement on Schedule 14C filed on November 13, 2007).

14.1
Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 14.1 to the Company's Current Report on Form 8-K filed on April 12, 2010).

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002.

* Filed/furnished herewith.

^ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Green Material Technologies, Inc.

April 12, 2010	By:	/s/ Zhonghao Su
Zhonghao Su Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zhonghao Su	Chief Executive Officer and Director	April 12, 2010
Zhonghao Su	(principal executive officer)

/s/ Jing Zhu	Chief Financial Officer and Director	April 12, 2010
Jing Zhu	(principal financial and accounting officer)

/s/ Yang Meng	Director	April 12, 2010
Yang Meng

/s/ Guiguo Wu	Director	April 12, 2010
Guiguo Wu

/s/ Yingjie Qiao	Director	April 12, 2010
Yingjie Qiao

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of
China Green Material Technologies Inc.

We have audited the accompanying consolidated balance sheets of China Green Material Technologies, Inc. and its subsidiaries (“the Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Green Material Technologies, Inc. and its subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

MS Group CPA LLC
/s/ MS Group CPA LLC

Edison, New Jersey
March 27, 2010

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBERT 31, 2009 AND 2008

	As of December 31,
	2009	2008
Assets
Current Assets:
Cash and equivalents - non restricted	$7,321,276	$4,243,140
Cash - restricted	3,443	1,904
Accounts receivable, net of allowance for doubtful accounts of $32,786
and $26,847, respectively	6,524,510	5,354,334
Inventories	456,970	351,413
Other receivable	19,210	201
Deferred income taxes assets	4,918	-
Prepaid expenses	29,436	14,988
Other current assets	628,149	472,413
Total Current Assets	14,987,912	10,438,393

Property and Equipment, Net	10,394,584	11,692,455
Intangible Assets, Net	5,060,559	5,585,576
Know-how Right, Net	2,160,533	-
Investment - At Cost	310,419	310,807
Total Assets	32,914,007	28,027,231

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	159,079	178,138
Customer deposits	4,213	14,524
Payroll payable	143,707	63,501
Due to stockholders/officers, net	300,792	1,294,838
Taxes payable	430,408	73,653
Contingent liabilities	1,464,768	-
Other current liabilities	4,354	130,837
Total Current Liabilities	2,507,321	1,755,491
Total Liabilities	2,507,321	1,755,491

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized,
18,711,388 shares issued and outstanding	18,711	18,711
Additional paid-in capital	17,895,324	17,895,324
Reserve funds	1,152,569	732,532
Retained earnings	7,709,729	3,974,440
Accumulated other comprehensive income	3,630,353	3,650,733
Total Stockholders’ Equity	30,406,686	26,271,740
Total Liabilities and Stockholders’ Equity	$32,914,007	$28,027,231

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	For The Years Ended December 31,
	2009	2008

Revenues	$13,407,287	$11,008,513
Cost of Goods Sold	7,052,854	5,680,584

Gross Profit	6,354,433	5,327,929

Operating Expenses
Selling expenses	238,274	269,930
Bad debt expenses (recoveries)	5,954	(248,605)
General and administrative expenses	786,633	866,907
Total Operating Expenses	1,030,861	888,232

Income From Operations	5,323,572	4,439,697

Other Income (Expenses)
Interest income	5,635	5,624
Other income, net	24,624	19,156
Loss on fixed and intangible assets disposal	(459,695)	(78,670)

Total Other Expenses	(429,436)	(53,890)

Income Before Income Taxes	4,894,136	4,385,807

Provision for Income Taxes	738,810	-

Net Income	$4,155,326	$4,385,807

Foreign Currency Translation Adjustment	(20,380)	1,506,545

Comprehensive Income	$4,134,946	$5,892,352

Net Income Per Common Share -Basic and Diluted
-Basic	$0.22	$0.28
-Diluted	$0.22	$0.28

Weight Common Shares Outstanding -Basic and Diluted
-Basic	18,711,388	15,685,987
-Diluted	18,711,388	15,685,987

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

								Accumulated
					Additional			Other	Total
	Series A Preferred Stock		Common Stock		Paid-in	Retained	Reserve	Comprehensive	Stockholders'
	No of Shares	Amount	No of Shares	Amount	Capital	Earnings	Funds	Income	Equity

Balance as of December 31, 2007	272,250	$272	46,592,790	$46,593	$17,867,170	$253,464	$67,701	$2,144,188	$20,379,388

Net income	-	-	-	-	-	4,385,807	-	-	4,385,807

Retained earnings distribution	-	-	-	-	-	(664,831)	664,831	-	-

Reverse split of common
stock on January 14, 2008	-	-	(46,031,402)	(46,032)	46,032	-	-	-	-

Converted preferred stock									-
to common stock on February 29, 2008	(272,250)	(272)	18,150,000	18,150	(17,878)	-	-	-
									-
Foreign currency translation	-	-	-	-	-	-	-	1,506,545	1,506,545

Balance as of December 31, 2008	-	$-	18,711,388	$18,711	$17,895,324	$3,974,440	$732,532	$3,650,733	$26,271,740

Net income	-	-	-	-	-	4,155,326	-	-	4,155,326
									-
Retained earnings distribution	-	-	-	-	-		-	-	-
						(420,037)	420,037		-
Foreign currency translation	-	-	-	-	-	-	-	(20,380)	(20,380)

Balance as of December 31, 2009	-	$-	18,711,388	$18,711	$17,895,324	$7,709,729	$1,152,569	$3,630,353	$30,406,686

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	For The Years Ended December 31,
	2009	2008
Cash flows From Operating Activities:
Net Income	$4,155,326	$4,385,807
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	1,283,521	1,257,819
Amortization know-how right	36,597	-
Deferred income taxes benefits	(4,915)	-
Bad debt expenses	5,954	(236,778)
Loss on disposal of fixed assets	64,444	78,670
Loss on disposal of intangible assets	395,251	-
Changes in operating assets and liabilities
Accounts receivable	(1,180,460)	204,829
Inventories	(105,859)	(185,520)
Other receivable	(19,021)	5,130
Prepaid expenses	(14,467)	43,936
Other current assets	(156,153)	697,361
Accounts payable and accrued expenses	(18,954)	18,449
Customer deposits	(10,308)	14,524
Payroll payable	80,301	23,581
Tax payable	357,040	(48,206)
Other current liabilities	(126,480)	108,057
Net Cash Provided by Operating Activities	4,741,817	6,367,659

Cash Flows From Investing Activities:
Purchase of property and equipment	(91,736)	(2,380,850)
Deposit for purchase of know-how right	(732,384)	-
Proceeds from sold the property and equipment	158,832	1,442
Net Cash Used in Investing Activities	(665,288)	(2,379,408)

Cash Flows From Financing Activities:
Repayments of stockholders/officers loans	(1,025,338)	(40,928)
Proceeds from stockholders/officers loans	29,645	45,209
Net Cash ( Used in) Provided by Financing Activities	(995,693)	4,281

Net Increase in Cash and Equivalents	3,080,837	3,992,532
Effect of Exchange Rate Changes on Cash and Equivalents	(1,161)	151,176
Cash and Equivalents at Beginning of Period	4,245,044	101,336
Cash and Equivalents at End of Period	$7,324,719	$4,245,044

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-
Cash paid for Income taxes	$534,610	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Incurred contingent liabilities for purchase of know-how right	$1,464,768	$-

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1. Organization and Principal Activities

China Green Material Technologies, Inc. is a Nevada corporation incorporated in December 1997 under the name Mount Merlot Estates, Inc.  At the time we acquired its current business in February 2007, our corporate name was “Ubrandit.com.”  On January 14, 2008, we changed our name to “China Green Material Technologies, Inc.”  References in these Notes to the “Company” refer to China Green Material Technologies, Inc. and where applicable its direct and indirect wholly owned subsidiaries.  The Company’s shares are quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol CAGM.OB, whereas before its name change in January 2008 the Company’s shares were quoted under the symbol UBDT.OB.

On February 9, 2007, the Company acquired all of the outstanding capital stock of Advanced Green Materials, Inc. (“AGM”), a Nevada corporation, by merging a wholly owned subsidiary of the Company into AGM.  Through AGM, the Company indirectly owns all of the outstanding capital stock of ChangFangYuan Hi-tech Environment-Friendly Industrial Co., Ltd. (“CHFY”), a corporation organized under the laws of the People Republic of China (“China” or the “PRC”).  AGM has substantially no operations and substantially no assets other than the shares of CHFY.  Through CHFY, the Company operates the business described in this annual report on Form 10-K and in the financial statements included herein.   The Company’s acquisition of AMG and CHFY is sometimes herein referred to as the “2007 Business Combination.”  Immediately before the 2007 Business Combination, the Company had no material assets and no material operations and therefore it was considered a “shell company” (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).  As consideration for the acquisition of AGM and CHFY, the Company issued to the former owners of AGM shares of the Company’s Series A Convertible Preferred Stock that were convertible into approximately 98% of the Company’s outstanding common shares, on an after-converted basis.

On January 14, 2008, concurrent with our name change, the Company effected a 1-for-150 reverse split of its common stock.  In connection with the split, the Company issued additional shares to certain shareholders so that, after the split, no shareholder owned fewer than 100 shares.  The following month, on February 29, 2008, the holders of all outstanding shares of Series A Convertible Preferred Stock converted their preferred shares into a total of 18,150,000 shares of the Company’s common stock, and all shares of Series A Convertible Preferred Stock were cancelled.

CHFY was incorporated in the Heilongjiang Province of China on May 12, 1999. It was known as Harbin TianHao Technology Co., Ltd., and changed its name to Harbin ChangFangYuan Hi-Tech Industrial Co., Ltd. on September 28, 2004, and further changed its name to Harbin ChangFangYuan Hi-Tech Environment-Friendly Industry Co., Ltd. on September 1, 2006.  AGM acquired all of the outstanding capital stock of CHFY on August 18, 2006.

Prior to May 2006, CHFY engaged only in product development and the establishment of manufacturing facilities and marketing relationships.  CHFY’s business realized its first revenue in May 2006.

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

3. Summary of Significant Accounting Policies

a. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

b. Cash and Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

c. Accounts Receivable

Accounts receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The balance of the allowance for doubtful accounts as of December 31, 2009 and 2008 were $32,786 and $26,847, respectively.

d. Inventories

The Company value inventories, consisting of finished goods, work in progress, raw materials, and packaging material and others, at the lower of cost or market. Cost is determined on the weighted average cost method. Cost of raw materials is determined on a first-in, first-out basis (“FIFO”). Finished goods are determined on a weight average basis and are comprised of direct materials, direct labor, and an appropriate proportion of overhead.

e. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful lives of the assets. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company’s Consolidated Statements of Operations.

f. Impairment of Long-Lived Assets

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operations.

g. Intangible Assets

At December 31, 2009 intangible assets consist of a land use right, while at December 31, 2008 intangible assets also included a patent which was disposed of during 2009. With the adoption of ASC 350, intangible assets with a definite life are amortized on a straight-line basis. The land use right is being amortized over its estimated life of 50 years, and prior to its disposal the patent right was being amortized over its estimated life 20 years. During 2009 the Company determined it would not use the patent right and accordingly disposed of the patent right and occurred a loss on the disposition of $395,251 which was recognized during the quarter ended September 30, 2009.

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

h. Revenue Recognition

Revenue includes sales of products and services. Products revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers, net of allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Deferred revenue represents the undelivered portion of invoiced value of goods sold to customers. Service income is recognized when services are provided. Revenue from service contracts, for which the Company is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as customer deposits. Revenue does not include value added taxes (“VAT”) for the sales revenue from PRC subsidiaries. Before paid to the government, the amounts of VAT are recorded as a short term liabilities. There are no sales incurred for the period from May 12, 1999 (date of inception) to April 30, 2006.

i.  Rental income recognition

Rental income from operating leases related to our unused factory facilities with 21,132 square meters of floor space is recognized on a straight-line basis over the lease period. The Company recognized $439,168 (equivalent to RMB3 million) and $431,805(equivalent to RMB3 million) rental income for the years ended December 31, 2009 and 2008, respectively.

j. Advertising and Marketing Costs

Advertising and marketing costs, except for costs associated with direct-response advertising and marketing, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising and marketing expense were $88,596 and $88,755 for the years ended December 31, 2009 and 2008, respectively.

k. Employee Welfare Benefit

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees’ salaries. Starting from the date on which the China subsidiary became foreign fully owned company in August 2006, the Company’s China subsidiary expenses were recorded all employee welfare benefit as incurred. The total expense for the above amounted to $8,971 and $11,648 for the years ended December 31, 2009 and 2008, respectively.

l. Research and development costs

Research and development costs are charged to operations when incurred and are included in operating expenses.  The amounts charged in 2009 and 2008 were $11,084 and $18,303 respectively.

m. Income Taxes

The Company will file federal consolidated income tax returns with its US subsidiary and state franchise tax returns individually for the State of Nevada. The Company’s PRC subsidiary files income tax returns under the Income Tax law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

The Company follows the method of accounting for income taxes prescribed by ASC 740  –”Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

n. Comprehensive Income

ASC 220, “Reporting Comprehensive Income”, established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC 220 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financiacl statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

o. Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currencies of the Company subsidiary are local currencies, primarily the Chinese currency Yuan (“P.R.C.” Renminbi). The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

p. Basic and diluted net income per share

The Company accounts for net income per common share in accordance with ASC 260, “Earnings per Share” (“EPS”).  ASC 260 requires the disclosure of the potential dilution effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income per share is determined based on the weighted average number of common shares outstanding for the period.  Diluted net income per share is determined based on the assumption that all dilutive convertible shares and stock options were converted or exercised into common stock.

q. Concentration of Credit Risk

The Company’s financial instruments consist primarily of cash and equivalents, which are invested in money market accounts and accounts receivable. The Company considers the book value of these instruments to be indicative of their respective fair value. The Company places its temporary cash investments with high credit quality institutions to limit its risk exposure. Most of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in their respective areas; however, concentrations of credit risk with respect to trade accounts receivable is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

r. Fair Value of Financial Instruments

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

s. Segment Reporting

ASC 280, “Disclosure about Segments of an Enterprise and Related Information”, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. ASC 280 has no effect on the Company’s financial statements as substantially all of the Company’s operations and managements are conducted as a single operating segment.

t. Recent Accounting Pronouncements

In November 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets,” which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

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

In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No. 46(R)”, which improves financial reporting by enterprises involved with variable interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of ASC 810 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued ASC 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial position.

4. Cash – restricted

Commencing from 2008, in accordance with the relevant Harbin local ax regulations, the Company is subjected to the labor union fees at 2% of total payroll. The general union of city government will return the inherent 40% back to the company, and requires that the returned amount should be deposited into a special bank account that is restricted to be used only for employees’ welfare purpose by the labor union department of the Company. As of December 31, 2009 and 2008, the amounts of cash - restricted were $3,443 and $1,904, respectively.

5. Accounts Receivable

The Company generally provides its major customers with short term credit pursuant to which the customers are required to make payment between three months and six months after delivery, depending on the customer’s payment history.  The Company’s accounts receivable balance increased during 2009 as a result of the increase in sales during 2009 to both existing and new customers.  As of December 31, 2009 the accounts receivable balance was $6,557,296 (equivalent to RMB 44,776,796), none of which was outstanding more than six months.

The Company maintains a reserve for uncollectible accounts of 0.5% of accounts receivable.  In order to increase the reserve to the necessary 0.5% levels at December 31, 2009 and December 31, 2008, the Company recognized a provision for bad debts equal to $5,954 and $13,282, respectively.  During the fourth quarter of 2007, the Company increased the amount of its reserve from 0.5% to 5.0% of accounts receivable due to a high level of overdue accounts receivable from its major customer, the distributor Weihai Qiancheng.  However, after working with this distributor during 2008, CHFY was able to collect most of the applicable receivable and determined that it was appropriate to reduce allowance rate from 5.0% back to 0.5% commencing in 2008. Accordingly, the provision for bad debts for 2008 included a credit of $261,887 to reverse the amount of the 2007 provision that was determined not to be necessary, with the result that the net provision in 2008 was a credit amount equal to $248,605.

The accounts receivable amounts included in the consolidated balance sheets for the years ended December 31, 2009 and 2008 were as follows:

	As of December 31,
Distributors	2009	2008
Weihai Tianyuan Environmental Protection Products Co., Ltd.	$2,457,451	$1,980,213
JiNan Aijiaren Environmental Protection Products Co., Ltd.	2,238,165	1,118,358
Dalian Green land Trading Co., Ltd.	890,579	-
JiNan Shanglu Economy and Trade Co., Ltd	303,887	-
NanChang Jiangfeng Environment Science and Technology Co., Ltd	285,908	1,286,311
QingDao Home health Commercial and Trade co.,Ltd	240,222	911,687
Subtotal	6,416,213	5,296,569
Other customers	141,083	84,612
Total	6,557,296	5,381,181
Less: Allowance for doubtful accounts	32,786	26,847
Account receivables, net	$6,524,510	$5,354,334

The total amounts sold to the distributors were $10,460,409 and $7,840,220 for the year ended December 31, 2009 and 2008, respectively. The ratios sold to the distributors were represented 78% and 71% of total sales in the year ended December 31, 2009 and 2008.

Accounts receivable aging as of December 31, 2009 and 2008 consisted of the following:
	As of December 31,
	2009	2008
Less than 30 days	$1,104,671	$451,638
31days-90 days	2,073,652	932,643
91days-180 days	3,378,973	2,785,221
181days-365 days	-	1,211,595
More than 365 days	-	84
Total	$6,557,296	$5,381,181

The Company’s accounts receivable with ages of less than 91 days represented 48% and 26% of the total receivables as of December 31, 2009 and 2008, respectively.  None of the Company’s accounts receivable was outstanding more than six months as of December 31, 2009.

6. Inventories

Inventories on December 31, 2009 and 2008 consisted of the following:
	As of December 31,
	2009	2008
Raw materials	$357,156	$203,488
Work in process	12,297	7,402
Finished goods	66,072	112,232
Packaging and other	21,445	28,291
Total	$456,970	$351,413

7. Other Current Assets

As of December 31, 2009 and 2008, other current assets consist of following:
	As of December 31,
	2009	2008
Rent receivable	$549,288	$329,791
Employee travel and operation fee advance	63,791	127,542
Security deposit	15,070	15,080
Total	$628,149	$472,413

8. Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives listed below:

Estimated Life
Building	20 years
Equipment and machinery	5 to 10 years
Vehicles	5 years
Office equipments	5 years
Leasehold improvements	lower of term of lease or 5 years

Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expended as incurred, whereas significant renewals and betterments are capitalized. The Company incurred and capitalized significant repairs and maintenance expenditures of $0 and $173,698 in the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, property and equipment at cost, less accumulated depreciation, consisted of the following:

	As of December 31,
	2009	2008
Building	$5,484,256	$5,487,890
Equipment and machinery	8,477,728	8,710,356
Vehicles	44,601	59,414
Office equipments	121,086	112,797
Leasehold improvements	173,583	173,698
Subtotal	14,301,254	14,544,155
Less: Accumulated depreciation	3,906,670	2,851,700
Total	$10,394,584	$11,692,455

For the years ended December 31, 2009 and 2008, depreciation expenses amounted to $1,157,764 and $1,126,398, respectively.

9. Intangible Assets, Net

Intangible assets are recorded at their cash equivalent cost in accordance with the cost principle. Cost is defined as the sum of all expenditures made to acquire the rights and privileges. Intangible assets have a limited life because the rights or privileges that give them value terminate or simply disappear. Therefore, the acquisition cost of an intangible asset must be written off over its estimated economic life.

The Company acquired the land use right and patent rights at September 9, 2005. All intangible assets were contributed by unrelated parties in exchange for shares of the Company’s common stock. The Company did not use the land use right and patent right until January 1, 2006 and May 19, 2006, respectively. Accordingly, the Company began to amortize these rights from date it began use of them. The patent right is no longer used since its disposal in September 2009. The Company disposed of this patent right and incurred $395,251 loss on such disposal during the quarter ended September 30, 2009.

The intangible assets at cost less amortization consisted of the following as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Land use right	$5,500,608	$5,504,252
Patent	-	474,899
Subtotal	5,500,608	5,979,151
Less: Accumulated amortization	440,049	393,575
Total	$5,060,559	$5,585,576

For the years ended December 31, 2009 and 2008, amortization expenses for intangible assets amounted to $125,757 and $131,421, respectively.

The amortization expense for the next five years is as follows:

For the Year Ending December 31,	Amount
2010	$109,947
2011	$109,947
2012	$109,947
2013	$109,947
2014	$109,947

10.   Know-how Right and Contingent Liabilities

On September 17, 2009, in order to acquire technology for use in the manufacture of the Company’s starch-based material, the Company entered into an agreement to purchase two technologies from four individuals including two related parties, Mr. Zhonghao Su, Chief Executive Officer of the Company, and Mr. Yingjie Qiao, technical director of the Company.  Pursuant to the sales agreement, Mr. Zhonghao Su agreed to contribute his interest in the technologies without any consideration.  The total amount payable to the other three individuals for these two technologies is RMB 15 million (equivalent to $2,197,152 as of December 31, 2009), of which the Company has paid RMB 5 million (equivalent to $732,384 as of December 31 2009).  The remaining amount of RMB10 million (equivalent to $1,464,768 as of December 31, 2009) shall be paid by the Company when it receives the patent rights certificates for these two technologies and the ownership of patent rights has been completely transferred to the Company.

On December 17, 2009, the Company entered a supplemental agreement with three owners of these technologies, Mr. Yingjie Qiao, Mr, Zhonghao Su, and Mrs. Dongyan Tang, to amend the agreement which signed on September 17, 2009, Pursuant to the supplemental agreement, the Company only acquired one technology for the total purchase price of RMB 15 million (equivalent to $2,197,152 as of December 31, 2009) payable to Mr. Yingjie Qiao and Mrs. Dongyen Tang, of which the Company has paid RMB5 million (equivalent to $732,384 as of December 31, 2009). The remaining amount of RMB10 million (equivalent to $1,464,768 as of December 31, 2009) shall be paid by the Company when it receives the patent right certificate for the technology and the ownership of patent right has been completely transferred to the Company.  The total of the amount already paid and the remaining contingent amount are carried on the balance sheet as an asset with the caption “Know-how right, net,” and this remaining amount to be paid is carried as a contingent liability on the balance sheet since it became probable liability of the Company in December 2009 per patent application agent’s performance.  Since the Company began using this technology for manufacture in September 2009, the Company began to amortization this technology from that date.

The know-how right at cost less amortization consisted of the following as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Know-how right	$2,197,152	$-
Less: Accumulated amortization	36,619	-
Total	$2,160,533	$-

For the years ended December 31, 2009 and 2008, amortization expenses for know-how right amounted to $36,597 and $0, respectively.

Pursuant to the supplemental agreement, the Company also acquired the right to use technology that the Company currently applies in its dry-powder blending process to produce its starch-based material.  The Company’s agreement with the current owners of the technology provides it with a royalty-free right to use the technology as long as it is owned by the current owners, a right of first refusal on any proposed transfers of the technology by the current owners and an option to purchase the technology for a purchase price of approximately $1,470,588 (equivalent to RMB15 million). This technology is the subject of a patent application filed with and presently under review by the PRC State Intellectual Property Office.

11. Investment-At Cost

The Company, through CHFY, indirectly owns a 16% equity interest in Longjun since May 22, 2007.  Prior to May 22, 2007, the Company was the indirectly major owner of Longjun, but transferred control to other shareholders of Longjun in connection with their additional investment in the entity. The Company began to account for this investment at cost on May 22, 2007. As of December 31, 2009 and 2008, the investment amounts at cost were $310,419 and $310,807, respectively. Longjun did not declare any dividends for the years ended December 31, 2009 and 2008, respectively.

12. Due to Stockholders/Officers, Net

Commencing from year 2005, certain of our principal stockholders have advanced necessary working capital to the Company to support its research, development and operations. These amounts are unsecured, non-interest bearing and have no set repayment date. During the year 2009, the Company repaid a significant amount of these loans to one of its stockholders. As a result, the net amounts due to the stockholders/officers were $300,792 and $1,294,838 as of the years ended December 31, 2009 and 2008, respectively.

13. Income and Other Taxes

a. Corporation Income Taxes (“CIT”)

The Company will file federal consolidated income tax return with its US subsidiary and state franchise tax individually with the State of Nevada. The Company’s PRC subsidiary will file income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

In accordance with the relevant PRC tax laws and regulations, the Company’s PRC subsidiary, CHFY, is subject to CIT at 33% and 30% tax rate before and after September 1, 2006. Since CHFY was merged by AGM and became a foreign wholly-own company on August 18, 2006, CHFY had been authorized to reduce its income tax rate by 3% to 30% from the regular 33% tax rate starting from the following month of acquisition date. Commencing from January 2008, PRC government had reduced the regular CIT tax rate from 33% to 25%. However, the company who is entitled to the privilege shall pay the tax based upon original CIT tax rate.

In accordance with the relevant tax laws and regulations of the PRC, CHFY is entitled to full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2007 was the Company’s first profitable year, CHFY was entitled to a full exemption from CIT for the years 2007 and 2008. Commencing from January 2009, CHFY had begun to be charged CIT at a 15% rate.

The deferred income tax assets results from bad debt allowance are deductible when the bad debt is incurred.

The components of the provisions for income taxes were as follows:

	For the Years Ended December 31,
	2009	2008
Current taxes:
Current income taxes in P.R. China	$743,726	$-
Deferred income taxes benefits	4,916	-
Total provision for income taxes	$738,810	$-

b. Value Added Tax (“VAT”)

The Company’s PRC subsidiary, CHFY, is subjected to VAT on merchandises sales in the PRC. For the years ended December 31, 2006, a small scale tax rate of 6% was applicable. Commencing from March 1, 2007, general VAT tax rate of 17% was applicable. Since the CHFY is located in HeLongJiang district and belongs to Hi-Tech Manufacturing Company, China National Tax Authority had authorized CHFY to offset the VAT tax paid for purchasing equipments and machineries with the regular VAT tax collected from sales products of CHFY. This authorization has begun in December 2007.

c. Taxes Payable

As of December 31, 2009 and 2008, taxes payable consists of the following:

	As of December 31,
	2009	2008
Value-added taxes	$202,280	$73,922
Income taxes payable	209,240	-
Individual income taxes withholdings	18,888	(269)
Total	$430,408	$73,653

14. Stockholders’ Equity

The Company was authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share, of which 18,711,388 and 18,711,388 shares are issued and outstanding as of December 31, 2009 and 2008.

Holders of the Common Stock are entitled to one vote for each share in the election of directors and in all other matters to be voted on by the stockholders. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors with respect to the Common Stock out of funds legally available therefor and, in the event of liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities. The holders of Common Stock have no preemptive or conversions rights and are not subject to further calls or assessments. There are no redemption or sinking fund provisions applicable to the Common Stock. The Common Stock currently outstanding is validly issued, fully paid and non-assessable. The Company is also authorized to issue 20,000,000 shares of Preferred Stock, $0.001 par value. The Articles of Incorporation give the Board of Directors the authority to divide Preferred Stock into series, and to designate the rights and preferences of each series.

In the 2007 Business Combination which the Company completed on February 9, 2007, the Company acquired all of the outstanding capital stock of AGM by merging a wholly owned subsidiary of the Company into AGM.  Through AGM, the Company indirectly owns all of the outstanding capital stock of CHFY.  AGM has substantially no operations and substantially no assets other than the shares of CHFY.  As consideration for the acquisition of AGM and CHFY, the Company issued to the former owners of AGM shares of its Series A Convertible Preferred Stock that were convertible into approximately 98% of the Company’s outstanding common shares, on an after-converted basis.  On January 14, 2008 the Company effected a 1-for-150 reverse split of its common stock.  In connection with the split, the Company issued additional shares to certain shareholders so that, after the split, no shareholder owned fewer than 100 shares.  The following month, on February 29, 2008, the holders of all outstanding shares of Series A Convertible Preferred Stock converted their preferred shares into a total of 18,150,000 shares of the Company’s common stock, and all shares of Series A Convertible Preferred Stock were cancelled.

On January 15, 2010, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Purchasers”) relating to the issuance and sale of up to an aggregate of 5,300,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), in a private placement transaction (the “Private Placement”). On January 25, 2010, the Company closed the Private Placement. The Company sold an aggregate of 5,051,461 Shares in the Private Placement at a price of $0.90 per Share. Accordingly, the number of shares of common stock, par value $.001 per share, outstanding and issued as of January 25, 2010 and December 31, 2009 were 23,762,849 and 18,711,388, respectively.

15. Reserve Funds

The Company’s subsidiary in PRC is required to maintain certain statutory reserves by appropriating from the profit after taxation in accordance with the relevant laws and regulations in the PRC and articles of association of the subsidiary before declaration or payment of dividends. The reserves form part of the equity of the Company.

The appropriation to the statutory surplus reserve and statutory common welfare fund reserve represent 10 percent and 5 percent of the profits after taxation, respectively. In accordance with the laws and regulations in the PRC, the appropriation to statutory reserve cease when the balances of the reserve reach 50 percent of the registered capital of the Company. Commencing from year 2006, the appropriation to statutory common welfare fund is not required. Thus, the Company had ceased the reservation of statutory common welfare fund from January 2009.

The reserve funds consisted of the following as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Statutory reserve fund	$908,392	$488,355
Statutory common welfare fund reserve	244,177	244,177
Total	$1,152,569	$732,532

16. China Contribution Plan

Under the PRC Law, full-time employees of the Company’s subsidiaries in the PRC are entitled to staff welfare benefits including medical insurance, maternity insurance, housing provident funds benefit, welfare subsidies, unemployment insurance, worker compensation, and retirement pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to contribute these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $35,699 and $35,554 for the years ended December 31, 2009 and 2008, respectively.

17. Lease Commitments

The company leases certain sales representation offices, general and administrative office, employee living space, and factory space under operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms as of December 31, 2009:

For the Year Ending December 31,	Amount
2010	$195,519
Total minimum payments required	$195,519

The total rental expenses for the years ended December 31, 2009 and 2008 were $152,356 and $207,886, respectively.

18. Rental Income

The Company leases out certain unused building with land use right, and equipment and machinery under operating leases agreements, and the lease terms all had been extended to December 31, 2010. The rental revenue and cost information for the years ended December 31, 2009 and 2008 consisted of the following:

	For the Years Ended December 31,
	2009	2008
Rental income	$439,168	$431,805
Less: Depreciation and amortization	415,111	412,617
Total Rental Income	$24,057	$19,188

19. Basic and Diluted Income per Common Share

The Company accounts for net income per common share in accordance with ASC 260, “Earnings per Share” (“EPS”). ASC 260 requires the disclosure of the potential dilution effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income (loss) per share is determined based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is determined based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company did not have any outstanding convertible shares or share options as of December 31, 2009.

20. Foreign Subsidiary Operations

Substantially all of the Company’s operations are carried out through its subsidiary located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environments in the PRC. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

21. Concentration of Business

a. Financial Risks

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

b. Major Customers

The table following summarizes sales to major customers (each 10% or more of sale):

	Sold to	Number of	Percentage
Year Ended December 31,	Major Customers	Customers	of Total Revenues
2009	$8,131,317	3	60.65%
2008	$7,840,220	4	71.22%

c. Major Suppliers

The table following summarizes purchases from major suppliers (each 10% or more of purchases):

	Purchased from	Number of	Percentage
Year Ended December 31,	Major Suppliers	Suppliers	of Total Purchased
2009	$5,527,902	2	93.46%
2008	$4,561,797	2	99.46%

22.  Subsequent Event

On January 15, 2010, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Purchasers”) relating to the issuance and sale of up to an aggregate of 5,300,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), in a private placement transaction (the “Private Placement”). On January 25, 2010, the Company closed the Private Placement. The Company sold an aggregate of 5,051,461 Shares in the Private Placement at a price of $0.90 per Share.  The aggregate gross proceeds received by the Company in the Private Placement amounted to $4,546,320.49.

Pursuant to the Securities Purchase Agreement, (i) $100,000 of the Aggregate Purchase Price is being held in an escrow account to be issued to investor relations firms designated by a representative of certain of the Purchasers and approved by the Company (the "IR Cash") and (ii) the Company has deposited with the escrow agent warrants to purchase 700,000 shares of common stock of the Company at a price of $0.90 per share with cashless exercise rights and which will be exercisable for a period of one year from the date that such warrants are issued (the "IR Warrants") to investor relations firms designated by a representative of certain of the Purchasers and approved by the Company.  The investor relations firms proposed to receive the IR Cash and the IR Warrants must be designated (subject to Company approval) on or before September 30, 2010.