Form 10-Q
period 2010-03-31
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2010-05-17
CIK 1082384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission File Number: 001-15683

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0381646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27F (Changqing Building), 172 Zhongshan Road, Harbin City, China 150040
(Address of principal executive offices) (Zip Code)

00-86-451-82695957
(Registrant’s telephone number, including area code)

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

Yes  ☐  No ☒

As of May 14, 2010, 23,762,849 shares of common stock, par value $0.001 per share, were outstanding.

CHINA GREEN MATERIAL TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are contained principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, and may include, without limitation, statements concerning: our future financial performance; the continuation of historical trends; the sufficiency of our cash balances for future needs; our future operations; our sales and revenue levels and gross margins, costs and expenses; the relative cost of our production methods as compared to our competitors; new product introduction, entry and expansion into new markets and utilization of new sales channels and sales agents; improvements in, and the relative quality of, our technologies, including manufacturing practices, production processes and production capacity and the ability of our competitors to copy such technologies; the environment-friendly nature of our products; acquisition of additional equipment and manufacturing facilities, the cost associated therewith and sources of financing for such acquisitions; achieving status as an industry leader; our competitive technological advantages over our competitors; brand image, customer loyalty and expanding our client base; our ability to meet market demands; government regulations and incentives related to biodegradable products; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions, technology licensing and cooperation arrangements; and our liquidity and capital needs.

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

NOTE CONCERNING OPERATING AND REPORTING CURRENCIES

Certain financial information included in this quarterly report has been derived from data originally prepared in Renminbi (“RMB” or “Renminbi”), the currency of the People’s Republic of China (“China” or “PRC”). For purposes of this quarterly report, U.S. dollar amounts are based on conversion at March 31, 2010 exchange rates of US$1.00 to RMB 6.8263 for assets and liabilities, and a weighted-average of US$1.00 to RMB 6.8269 for revenue and expenses for the three months ended March 31, 2010.  There is no assurance that RMB amounts could have been or could be converted into U.S. dollars at such rates.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009
Assets
Current Assets:
Cash and equivalents	$13,837,255	$7,321,276
Cash - restricted	100,000	3,443
Accounts receivable, net	5,706,576	6,524,510
Inventories	280,299	456,970
Accrued receivables	322,283	549,288
Other receivables	114,193	19,210
Deferred income tax assets	4,301	4,918
Prepaid expenses	49,856	29,436
Other current assets	-	78,863
Total Current Assets	20,414,763	14,987,913

Property and Equipment, Net	9,876,919	10,394,584
Intangible Assets, Net	5,033,587	5,060,559
Know-how Right, Net	2,133,293	2,160,533
Investment - At Cost	113,383	310,419

Total Assets	$37,571,945	$32,914,007

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$99,362	$302,786
Customer deposits	-	4,213
Due to stockholders/officers, net	305,756	300,792
Taxes payable	346,359	430,408
Other current liabilities	1,493,499	1,469,121
Total Current Liabilities	2,244,976	2,507,320

Total Liabilities	2,244,976	2,507,320

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,762,849 and 18,711,388 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	23,763	18,711
Additional paid-in capital	22,372,194	17,895,324
Reserve funds	1,215,465	1,152,569
Retained earnings	8,081,734	7,709,729
Accumulated other comprehensive income	3,633,813	3,630,353

Total Stockholders’ Equity	35,326,969	30,406,687

Total Liabilities and Stockholders’ Equity	$37,571,945	$32,914,007

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

Revenues	$2,789,398	$2,122,120
Cost of Goods Sold	1,615,790	1,173,830

Gross Profit	1,173,608	948,290

Operating Expenses
Selling expenses	42,723	39,129
General and administrative expenses	242,761	157,829
Total Operating Expenses	285,484	196,958

Income From Operations	888,124	751,332

Other Income (Expenses)
Interest income	1,527	667
Loss on investments	(197,098)
Other income (expense)	(164,260)	5,873

Total Other Expenses, Net	(359,831)	6,540

Income Before Income Taxes	528,293	757,872

Provision for Income Taxes	93,394	113,892

Net Income	$434,899	$643,980

Foreign Currency Translation Adjustment	3,460	(45,240)

Comprehensive Income	$438,359	$598,740

Net Income Per Common Share -Basic and Diluted
-Basic	$0.02	$0.03
-Diluted	$0.02	$0.03

Weight Common Shares Outstanding -Basic and Diluted
-Basic	22,415,793	18,711,388
-Diluted	22,415,793	18,711,388

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash flows From Operating Activities:
Net Income	$434,899	$643,980
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	340,394	325,961
Changes in deferred tax	617	-
Bad debt expenses	(4,115)	3,673
Loss on long-term investment	197,098	-
Loss on disposal of fixed assets	123,404	-
Changes in operating assets and liabilities
Accounts receivable	822,663	(724,202)
Inventories	176,703	51,785
Accrued receivables	236,460	201
Prepaid expenses and other receivables	(45,943)	(3,834)
Other current assets	-	(55,924)
Accounts payable and accrued expenses	(207,805)	80,710
Customer deposits	24,362	(9,985)
Taxes payable	(84,087)	295,151
Other current liabilities	-	3,185
Net Cash Provided by Operating Activities	2,014,650	610,703

Cash Flows From Investing Activities:
Restricted cash	(96,557)	-
Purchase of property and equipment	(7,297)	(52,241)
Proceeds from disposal of fixed assets	117,183	-
Net Cash Provided by (Used in) Investing Activities	13,329	(52,241)

Cash Flows From Financing Activities:
Proceeds from shareholders/officers loan	4,941	4,936
Proceeds from stock issued	4,481,913	-
Net Cash Provided by Financing Activities	4,486,854	4,936

Effect of Exchange Rate Changes on Cash and Equivalents	1,146	(10,461)

Net Increase in Cash and Equivalents	6,515,979	552,937

Cash and Equivalents at Beginning of Period	7,321,276	4,245,044

Cash and Equivalents at End of Period	$13,837,255	$4,797,981

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-
Cash paid for Income taxes	$219,036	$-

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

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

On February 9, 2007, the Company acquired all of the outstanding capital stock of Advanced Green Materials, Inc. (“AGM”), a Nevada corporation, by merging a wholly owned subsidiary of the Company into AGM.  Through AGM, the Company indirectly owns all of the outstanding capital stock of ChangFangYuan Hi-tech Environment-Friendly Industrial Co., Ltd. (“CHFY”), a corporation organized under the laws of the People Republic of China (“China” or the “PRC”).  AGM had substantially no operations and substantially no assets other than the shares of CHFY.  Through CHFY, the Company operates the business described in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2010, and in the financial statements included in this quarterly report on Form 10-Q.  The Company’s acquisition of AMG and CHFY is sometimes herein referred to as the “2007 Business Combination.”  Immediately before the 2007 Business Combination, the Company had no material assets and no material operations and therefore it was considered a “shell company” (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).  As consideration for AGM and CHFY, the Company issued to the former owners of AGM shares of the Company’s Series A Convertible Preferred Stock that were convertible into approximately 98% of the Company’s outstanding common shares, on an after-converted basis.

On January 14, 2008, concurrent with our name change, the Company effected a 1-for-150 reverse split of its common stock.  In connection with the split, the Company issued additional shares to certain shareholders so that, after the split, no shareholder owned fewer than 100 shares.  On February 29, 2008, the holders of all outstanding shares of Series A Convertible Preferred Stock converted their preferred shares into 18,150,000 shares of the Company’s common stock, and all shares of Series A Convertible Preferred Stock were cancelled.

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

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2009 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending on December 31, 2010.

2. Basis of Presentation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with US GAAP. These consolidated financial statements include the financial statements of China Green Material Technologies, Inc. and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

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

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates.

Cash and Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Accounts Receivable

Accounts receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The balances of the allowance for doubtful accounts as of March 31, 2010 and December 31, 2009 were $28,676 and $32,786, respectively.

Inventories

The Company value inventories, consisting of finished goods, work in progress, raw materials, and packaging material and other items, at the lower of cost or market. Cost is determined on the weighted average cost method. Cost of raw materials is determined on a first-in, first-out basis (“FIFO”). Finished goods are determined on a weight average basis and are comprised of direct materials, direct labor, and an appropriate proportion of overhead.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to U.S. Accounting Standards Codification topic #360, “Property, Plant and Equipment” (“ASC 360”).  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operations.

Intangible Assets

At March 31, 2010 and December 31, 2009, intangible assets consist of a land use right. With the adoption of ASC 350 (“Intangibles-Goodwill and Other”), intangible assets with a definite life are amortized on a straight-line basis. The land use right is being amortized over its estimated life of 50 years, and prior to its disposal the patent right was being amortized over its estimated life 20 years. During 2009 the Company determined it would not use the patent right and accordingly disposed of the patent right and recorded a loss on the disposition of $395,251 which was recognized during 2009.

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

Rental income recognition

Rental income from operating leases related to our unused factory facilities with 21,132 square meters of floor space is recognized on a straight-line basis over the lease period. The Company recognized $65,915 and $109,709 gross rental income for the three months ended March 31, 2010 and 2009, respectively.

Research and development costs

Research and development costs are charged to operations when incurred and are included in operating expenses.  Research and development cost were immaterial for the three months ended March 31, 2010 and 2009.

Income Taxes

The Company files federal income tax returns with its US subsidiary and state franchise tax returns individually for the State of Nevada. The Company’s PRC subsidiary files income tax returns under the Income Tax law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At March 31, 2010 and December 31, 2009, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currencies of the Company subsidiary are local currencies, primarily the Chinese currency Yuan Renminbi. The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

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

Concentration of Credit Risk

The Company’s financial instruments consist primarily of cash and equivalents, which are invested in money market accounts, and accounts receivable. The Company considers the book value of these instruments to be indicative of their respective fair value. The Company places its temporary cash investments with high credit quality institutions to limit its risk exposure. Most of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in their respective areas; however, concentrations of credit risk with respect to trade accounts receivable is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other receivables, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. Receivables on sales-type leases are based on interest rates implicit in the lease.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of March 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

 Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

 Recent Accounting Pronouncements

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. Subsequent events have been evaluated through the date the financial statements were issued.

4. Cash – restricted

As of March 31, 2010, restricted cash represented $100,000 held in an escrow account to be paid to investor relations firms for investor relation expenses.  As of December 31, 2009, restricted cash of $3,443 represented a labor union fee that was deposited into a special bank account that is restricted to be used only for employee welfare purposes.

5. Accounts Receivable

The Company generally provides its major customers with short term credit pursuant to which the customers are required to make payment between three months and six months after delivery, depending on the customer’s payment history.  The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

The Company maintains a reserve for uncollectible accounts of 0.5% of accounts receivable. The accounts receivable amounts included in the consolidated balance sheets at March 31, 2010 and December 31, 2009   were as follows:

	2010	2009
Account receivables	$5,735,252	$6,557,296
Less: Allowance for doubtful accounts	28,676	32,786
Account receivables, net	$5,706,576	$6,524,510

6. Inventories

Inventories at March 31, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Raw materials	$175,820	$357,156
Work in process	14,185	12,297
Finished goods	67,884	66,072
Packaging and other	22,410	21,445
Total	$280,299	$456,970

7. Accrued Receivables and Rental Income (Loss)

As of March 31, 2010 and December 31, 2009, accrued receivables consist of accrued rental income for leasing out unused factory.

The Company leases out certain unused building with land use right, and equipment and machinery under operating leases agreements, and the lease terms had been extended to December 31, 2010. The rental revenue and cost for the three months ended March 31, 2010 and 2009 consisted of the following:

	2010	2009
Rental income	$65,915	$109,709
Less: depreciation and amortization	76,338	103,699
Total Income (loss) from rental	$(10,423)	$6,010

8. Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives listed below:

Estimated Life
Building	20 years
Equipment and machinery	5 to 10 years
Vehicles	5 years
Office equipments	5 years
Leasehold improvements	lower of term of lease or 5 years

In the three months ended March 31, 2010, the Company disposed of equipment and machinery of $378,166 which the Company determined will not be used in future operations. A loss on such disposition of $123,404 is included within other expenses.

As of March 31, 2010 and December 31, 2009, property and equipment at cost, less accumulated depreciation, consisted of the following:

	2010	2009
Building	$5,484,835	5,484,256
Equipment and machinery	8,105,976	8,477,728
Vehicles	44,606	44,601
Office equipments	122,875	121,086
Leasehold improvements	173,601	173,583
Subtotal	13,931,893	14,301,254
Less: Accumulated depreciation	4,054,974	3,906,670
Total	$9,876,919	10,394,584

For the three months ended March 31, 2010 and 2009, depreciation was $285,425 and $292,571, respectively.

9. Intangible Assets, Net

Intangible assets represent a land use right. All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis for 50 years.

The intangible assets at cost less amortization consisted of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Land use right	$5,501,188	$5,500,608
Less: Accumulated amortization	467,601	440,049
Total	$5,033,587	$5,060,559

For the three months ended March 31, 2010 and 2009, amortization expenses were $27,552 and $33,390, respectively.

The amortization expense from March 31, 2010 for the next five years is expected to be as follows:

Amount
2011	$110,004
2012	$110,004
2013	$110,004
2014	$110,004
2015	$110,004

10.   Know-how Right

On September 17, 2009, in order to acquire technology for use in the manufacture of the Company’s starch-based material, the Company entered into an agreement to purchase two technologies from four individuals including two related parties, Mr. Zhonghao Su, Chief Executive Officer of the Company, and Mr. Yingjie Qiao, technical director of the Company.  The total amount payable for these two technologies was RMB 15 million which was the fair value of the know-how right (equivalent to $2,197,152), of which the Company has paid RMB 5 million (equivalent to $732,384).  The remaining amount of RMB10 million (equivalent to $1,464,768), which was recorded as other payable, was to be paid by the Company upon receipt of the patent rights certificates for these two technologies and complete transfer of the ownership of these patent rights to the Company.

On December 17, 2009, the Company entered into a supplemental agreement with three owners of these technologies, Mr. Yingjie Qiao, Mr, Zhonghao Su, and Mrs. Dongyan Tang, to amend the agreement for the purchase price of the technologies which was signed on September 17, 2009. Pursuant to the supplemental agreement, the Company would only acquire one technology for the total purchase price of RMB 15 million (equivalent to $2,197,152) payable to Mr. Yingjie Qiao and Mrs. Dongyen Tang, of which the Company has already paid RMB5 million (equivalent to $732,384). The remaining amount of RMB10 million (equivalent to $1,464,768), which was recorded as other payable, will be paid by the Company when it receives the patent right certificate for the technology and the ownership of patent right has been completely transferred to the Company. Since the Company began using this technology for manufacturing in September 2009, the Company began to amortize this technology over a life of 20 years from that date.

Pursuant to the supplemental agreement, the Company also obtained the right to use the other technology which was the subject of the original agreement and which the Company currently applies in its dry-powder blending process to produce its starch-based material.  The supplemental agreement provides the Company with a royalty-free right to use this other technology as long as it is owned by the current owners, a right of first refusal on any proposed transfers of the technology by the current owners and an option to purchase the technology for a purchase price of $2,196,000 (equivalent to RMB15 million). This technology is the subject of a patent application filed with, and presently under review by, the PRC State Intellectual Property Office.  Although the Company uses this technology on a royalty-free basis, the Company records a royalty expense with a corresponding credit to additional paid in capital in an amount estimated to be the fair market value of the use of the license.

The know-how right at cost less amortization consisted of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Know-how right	$2,197,383	$2,197,152
Less: Accumulated amortization	64,090	36,619
Total	$2,133,293	$2,160,533

For the three months ended March 31, 2010 and 2009, amortization expense for know-how right was approximately $27,000 and $0, respectively.

11. Investment-At Cost

The Company, through CHFY, indirectly owns a 16% equity interest in Harbin Longjun Trade Co., Ltd. (“Longjun”), a corporation organized in Heilongjiang Province of the PRC on June 1, 2006.  Prior to May 22, 2007, the Company was the majority owner of Longjun.  The Company accounts for this investment using the cost method. As of March 31, 2010 and December 31, 2009, the investment amounts at cost were approximately $113,400 and $310,400.  The company recorded approximately $197,000 of impairment loss on this investment during the quarter ended March 31, 2010, which is the difference between the book value and the estimated fair value of the investment.

12. Due to Stockholders/Officers, Net

Since 2005, certain of our principal stockholders have advanced necessary working capital to the Company to support its research, development and operations. These amounts are unsecured, non-interest bearing and have no set repayment date. During the year 2009, the Company repaid approximately $1 million of these loans to one of its stockholders.

13. Income and Other Taxes

a. Corporation Income Taxes (“CIT”)

The Company files federal income tax return with its US subsidiary and state franchise tax individually with the State of Nevada. The Company and its US holding company are taxed in the U.S. and have net operating loss carry forwards for income taxes of $3,000 at March 31, 2010 which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The Company’s PRC subsidiary CHFY files income tax returns under the Income Tax Law of the PRC. In accordance with the relevant PRC tax laws and regulations, since CHFY became a foreign wholly-own company on August 18, 2006, CHFY has been authorized to reduce its income tax rate by 3%, to 30% from the regular 33% tax rate.  Commencing in January 2008, the PRC government reduced the regular CIT tax rate from 33% to 25%. However, the current CIT rate applicable to CHFY is 15%, as explained in the following paragraph.

In accordance with the relevant tax laws and regulations of the PRC, CHFY is entitled to full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2007 was the Company’s first profitable year, CHFY was entitled to a full exemption from CIT for the years 2007 and 2008. Commencing from January 2009 to December 31, 2011, CHFY is entitled to calculate its CIT at a 15% rate, which is the 50% reduction from the original 30% CIT.

The deferred income tax assets results from bad debt allowance are deductible when the bad debt is incurred.

The components of the provisions for income taxes were as follows for the three months ended March 31, 2010 and 2009:

	2010	2009
Current taxes:
Current income taxes in the PRC	$94,011	$113,892
Deferred income taxes benefits	(617)	-
Total provision for income taxes	$93,394	$113,892

Foreign pretax earnings were $434,900 for the three months ended March 31, 2010. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent those earnings are indefinitely invested outside the United States. At March 31, 2010 $8.48 million of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $1.61 million would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2010 and 2009:

	2010	2009
US statutory rates	34.0%	34.0%
Tax rate difference	(8.9)%	(9.0)%
Effect of tax holiday	(9.9)%	(10.0)%
Other	2.8%	-%
Valuation allowance for US NOL	(0.2)%	-%
Tax per financial statements	17.8%	15.0%

b. Value Added Tax (“VAT”)

The Company’s PRC subsidiary, CHFY, is subjected to VAT on merchandises sales in the PRC. Commencing from March 1, 2007, the general VAT tax rate of 17% was applicable. Since the CHFY belongs to Hi-Tech Manufacturing Company, China National Tax Authority had authorized CHFY to offset the VAT tax paid for purchasing equipments and machineries with the regular VAT tax collected from sales of products by CHFY. This authorization began in December 2007.

c. Taxes Payable

As of March 31, 2010 and December 31, 2009, taxes payable consists of the following:

	2010	2009
Value-added taxes	$244,608	$202,280
Income taxes payable	82,992	209,240
Individual income taxes withholdings	18,759	18,888
Total	$346,359	$430,408

14. Stockholders’ Equity

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

On January 11, 2010, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Purchasers”) relating to the issuance and sale of up to 5,300,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), in a private placement transaction (the “Private Placement”). On January 25, 2010, the Company closed the Private Placement. The Company sold 5,051,461 Shares in the Private Placement at $0.90 per Share. The net proceeds received by the Company in the Private Placement were $4,381,913 excluding $100,000 held in an escrow account for future investor relations expense purposes. Accordingly, the number of shares of common stock, par value $.001 per share, outstanding and issued as of January 25, 2010 and December 31, 2009 were 23,762,849 and 18,711,388, respectively.

Pursuant to the Securities Purchase Agreement, (i) $100,000 of the net proceeds is being held in an escrow account to be issued to investor relations firms designated by a representative of certain of the Purchasers and approved by the Company (the “IR Cash”) and (ii) the Company has deposited with the escrow agent warrants to purchase 700,000 shares of common stock of the Company at a price of $0.90 per share with cashless exercise rights and which will be exercisable for a period of one year from the date that such warrants are issued (the “IR Warrants”) to investor relations firms designated by a representative of certain of the Purchasers and approved by the Company. The investor relations firms proposed to receive the IR Cash and the IR Warrants must be designated (subject to Company approval) on or before September 30, 2010. On April 6, 2010, the Company issued IR Warrants to purchase 437,500 shares of Common Stock, and as a result, IR Warrants in respect of 262,500 shares remain in escrow for future issuance by the Company.

15. Reserve Funds

The Company’s subsidiary in the PRC is required to maintain certain statutory reserves by appropriating from the profit after taxation in accordance with the relevant laws and regulations in the PRC and articles of association of the subsidiary before declaration or payment of dividends. The reserves form part of the equity of the Company.

The appropriations to the statutory surplus reserve and statutory common welfare fund reserve represent 10 percent and 5 percent of the profits after taxation, respectively. In accordance with the laws and regulations in the PRC, the appropriations to statutory reserves cease when the balances of the reserves reach 50 percent of the registered capital of the Company.  Appropriations to the statutory common welfare fund have not been required since 2006, and the Company ceased such appropriations in January 2009.

The reserve funds consisted of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Statutory reserve fund	$971,288	$908,392
Statutory common welfare fund reserve	244,177	244,177
Total	$1,215,465	$1,152,569

16. Lease Commitments

The company leases certain general and administrative office, warehouse, and factory space under various one-year, non-cancelable, options to renew operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms as of March 31, 2010:

Amount

Total minimum payments required	$89,615

The total rental expenses for the three months ended March 31, 2010 and 2009 were approximately $49,000 and $46,000, respectively.

17. Basic and Diluted Income per Common Share

The Company accounts for net income per common share in accordance with ASC 260, “Earnings per Share” (“EPS”). ASC 260 requires the disclosure of the potential dilutive effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income (loss) per share is determined based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is determined based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company did not have any outstanding convertible shares or share options as of March 31, 2010.

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

b. Major Customers

Three customers accounted for 75% of the Company’s net revenue for the three months ended March 31, 2010.  Each customer accounted for about 32%, 29%, and 14% of the sales. Four major customers accounted for 82% of the Company’s net revenue for the three months ended March 31, 2009.  Each customer accounted for about 31%, 21%, 16% and14% of the sales.  At March 31, 2010, the accounts receivable from these customers was $5,371,490.

c. Major Suppliers

Two vendors provided 86% of the Company’s purchase of raw materials for the three months ended March 31, 2010.  Each vendor accounted for 53%, and 33% of the purchase.  Two vendors provided 100% of the Company’s purchase of raw materials for the three months ended March 31, 2009.  Each vendor accounted for 57%, and 43% of the purchase.  At March 31, 2010, the account payable to these vendors was $6,285.

20. Subsequent Event

On April 6, 2010, the Company issued warrants to purchase 437,500 shares of common stock, at a price of $.90 per share, to two Investor Relations firms pursuant to the Securities Purchase Agreement dated January 11, 2010. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 2.76%; dividend yield – 0%; expected volatility – 100% and term of 1 year. The value of the warrants was approximately $768,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    As used herein, “China Green,” “we,” “us,” “our” and the “Company” refers to China Green Material Technologies, Inc. and where applicable its direct and indirect wholly owned subsidiaries.

    Company Overview

   Historical Background   We are a Nevada corporation incorporated in December 1997.  Until our 2007 Business Combination, we had no material assets and no material operations.  On February 9, 2007, we acquired our operating subsidiary Harbin ChangFangYuan Hi-tech Environment-Friendly Industrial Co., Ltd. (“CHFY”), a corporation organized and conducting its business in China, for consideration consisting of shares of our Series A Convertible Preferred Stock that subsequently were converted by the holder into approximately 98% of our outstanding common shares, on an after-converted basis.  Through CHFY, we manufacture and sell starch-based biodegradable, disposable containers, tableware and packaging materials using our proprietary technology.

   Currency  Our functional currency is the Chinese Yuan Renminbi (“RMB”). For financial reporting purposes, RMB was translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders’ equity as “Accumulated other comprehensive income.” The net change in the cumulative translation adjustment is added to the net income for the period to arrive at the comprehensive income for the period. Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

    Results of Operations for the Three Months Ended March 31, 2010 and 2009

    The following table presents selected items in our consolidated statements of operations for the three months ended March 31, 2010 and 2009.

	2010		2009
	$	% of Sales	$	% of Sales
Sales	2,789,398		2,122,120
Cost of sales	1,615,790	57.9%	1,173,830	55.3%
Gross Profit	1,173,608	42.1%	948,290	44.7%
Operating Expenses	285,484	10.2%	196,958	9.3%
Income from Operations	888,124	31.9%	751,332	35.4%
Other Income (Expenses), net	(359,831)	(12.9)%	6,540	0.3%
Income tax expense	93,394	3.3%	113,892	5.4%
Net Income	434,899	15.7%	643,980	30.3%

   Sales   Total revenues were $2.79 million for the three months ended March 31, 2010 compared to $2.12 million for the comparable period of 2009, an increase of $0.67 million or 31.4%.   The increase in revenues resulted from a combination of increased demand from our existing customers, and successful development of new customer base as we continue to improve our sales strategy, increase the sales channel and develop our market.

   Cost of Sales and Gross Profit   Cost of sales for the three months ended March 31, 2010 was $1.62 million, compared to $1.17 million for the comparable period of 2009, an increase of $0.44 million or 37.7%. Gross margin was 42.1% for the three months ended March 31, 2010 and 44.7% for the comparable period of 2009.  The small decline in gross margin during the first quarter of 2010 compared with the comparable period in 2009 was due to increased raw material cost.  We intend to establish a new manufacturing facility during 2010 which will improve our manufacturing efficiency and reduce the production costs, thereby increasing our gross margins across our product lines.  We expect to bring this new facility on line during 2010, although there is no assurance that we will be able to complete the construction, the acquisition and installation of capital equipment, and the move to the new facility on a timely basis.

   Operating Expenses  Operating expenses (which consist of selling expenses and general and administrative expenses) were $.29 million for the three months ended March 31, 2010, compared to $0.20 million for the comparable period of 2009, an increase of $.09 million or 45%.  Although our sales increased during the first quarter of 2010, selling expenses were relatively stable at approximately $0.04 million for both the three months ended March 31, 2010 and for the comparable period of 2009, reflecting our continuous efforts on expense control.  General and administrative expenses were $0.24 million for the three months ended March 31, 2010, compared to $0.16 million for the comparable period of 2009, an increase of approximately $0.08 million or 53.8%. The increase was primarily due to increased professional fees incurred in the first quarter of 2010.

   Other Income (Expense)  Total other expenses were $0.36 million for the three months ended March 31, 2010, compared to total other income of $6,540 for the comparable period of 2009, an increase of expenses of $0.37 million, or 5,602%.  The increase primarily resulted from a loss on fixed assets disposal of $0.13 million and a loss of $0.20 million from long-term investment of Longjun.

   Net Income   Our net income was $0.43 million for the three months ended March 31, 2010 compared to net income of $0.64 million for the same period of 2009, a decrease of $0.21 million or 32%. Net income as percentage to sales was 15.7% for the first quarter of 2010 compared to 30.3% in the same period of 2009. This decrease in net income and net income margin was primarily due to increased material costs, operating expenses, loss on disposal of fixed assets and loss on investment in Longjun.

 Liquidity and Capital Resources

    Our operations were initially capitalized by the combination of cash, a manufacturing facility and intellectual property contributed to CHFY by our stockholders prior to 2008.   Since that time to the extent our operations did not generate sufficient cash flow, we have obtained the necessary additional liquidity from loans provided by our stockholders and management.  During 2009 we repaid approximately $1 million of loans to one of the stockholders, and, as a result, as of March 31, 2010, we owed approximately $300,000 in related party debt.  Because these loans are non-interest bearing, unsecured, and due on demand, we include them as current liabilities.  We may make further repayments of these loans from time to time with cash we determine not necessary for the growth of our business.

    As of March 31, 2010, we had working capital of $18.17 million. The ratio of current assets to current liabilities was 9.1:1. The working capital includes cash and equivalents of $13.84 million and net accounts receivable of $5.71 million.  Most of our receivables are owed to us by our primary customers for products purchased from us, and we consider the receivables as collectible in the ordinary course.  We expect to collect substantially all of the March 31, 2010 balance of receivables during 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$2,014,650	$610,703
Investing Activities	13,329	(52,241)
Financing Activities	4,486,854	4,936

    We incurred positive cash in-flow from our operations of $2.01 million for the three months ended March 31, 2010. This was primarily attributable to our collection of accounts receivable and other receivables.

    During the three months ended March 31, 2010, we had cash inflow of $13,329 from investing activities.  This was mainly attributable to the cash proceeds of $0.13 million received from disposal of fixed assets in the first quarter of 2010, despite $100,000 held in an escrow account for investment relation purpose and cash paid of $7,297 for purchase of fixed assets. While in the comparable period of 2009, we paid $52,241 for purchasing of fixed assets.

    We intend to purchase a new manufacturing facility during 2010 located in Harbin Economic Technological Development Zone, which we expect will substantially increase the cash used in investing activities during 2010.  We believe we will have sufficient cash to pay for this new facility from our existing resources, which include the $13.84 million of cash and equivalents on hand including $4.38 million net proceeds (excluding $100,000 held in an escrow account for IR purpose) received from a private placement during January 2010, and the cash generated from collection of our accounts receivable and through our ongoing operations.

    We had cash inflows from financing activities for the three months ended March 31, 2010 of $4.5 million compared to $4,936 for the comparable period of 2009. The increase was mainly due to proceeds of $4.48 million from the issuance of our common stock in connection with the private placement in the first quarter of 2010.

    We believe that our current resources are sufficient to fund ongoing operations for the foreseeable future.

Application of Critical Accounting Policies

    In preparation of our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the three months ended March 31, 2009, there was no estimate made which was (a) subject to a high degree of uncertainty, and (b) material to our results.

    We made no material changes to our critical accounting policies in connection with the preparation of our financial statements for the three months ended March 31, 2010.

Impact of Accounting Pronouncements

    There were certain recent accounting pronouncements that may have a material effect on our Company’s financial position or results of operations. All of them described under the caption “Recent Accounting Pronouncements” of Note 3 “Summary of Significant Accounting Policies” in the “Notes of Consolidated Financial Statement” listed under the Financial Statements Section which is included in Item 1 hereof.

Off-Balance Sheet Arrangements

    We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 4T.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

    As of March 31, 2010, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

    During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

    On January 11, 2010, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors relating to the issuance and sale of up to an aggregate of 5,300,000 shares of our common stock, par value $0.001 per share, in a private placement transaction (the “January 2010 Private Placement”). The closing of the January 2010 Private Placement occurred on January 25, 2010. In the January 2010 Private Placement, we sold an aggregate of 5,051,461 shares of common stock at a price of $0.90 per share at an aggregate purchase price of $4,546,320.49 (the “Aggregate Purchase Price”).

    Net proceeds received from the January 2010 Private Placement may be used for adding finished goods production capacity through a new manufacturing facility located in Harbin Economic Technological Development Zone and other general corporate purposes.

    Gar Wood Securities, LLC acted as the placement agent in the January 2010 Private Placement in consideration of a cash fee of approximately $45,463.20 (equal to 1% of the Aggregate Purchase Price) and reimbursement for all reasonable out of pocket expenses incurred in connection with the engagement.

    Under the Securities Purchase Agreement, we agreed to issue warrants to purchase 700,000 shares of our common stock to investor relations firms that are designated by a representative of certain of the investors in the January 2010 Private Placement provided such investor relations firms are approved by us. On April 6, 2010, we issued warrants to purchase 437,500 shares of our common stock. The warrants are exercisable for a period of one year from the date of issuance at a price of $0.90 per share (subject to certain adjustments including a full ratchet antidilution adjustment in the case of certain issuances of shares of common stock at a price below the current exercise price), with cashless exercise rights.  The remaining warrants to purchase 262,500 shares of our common stock are being held in an escrow account and any investor relations firms proposed to receive such warrants must be designated (subject to our approval) on or before September 30, 2010.

    The common stock sold in the January 2010 Private Placement and the warrants issued in April 2010 were issued solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act.  Such securities were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

ITEM 6.  EXHIBITS.

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger dated February 8, 2007 by and among Advanced Green Materials, Inc., AGM Acquisition Corp. and Ubrandit.com (incorporated by reference to Exhibit 10-a to the Company’s Current Report on Form 8-K filed on February 9, 2007).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on April 12, 2010).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 12, 2010).

4.1	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3-a to the Company’s Current Report on Form 8-K filed on February 9, 2007).

10.1^	Form of Employment Agreement between CHFY and the executive employees (incorporated by reference to Exhibit 10-b to the Company’s Current Report on Form 8-K filed on February 9, 2007).

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

14.1
Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on April 12, 2010).

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

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
Date: May 17, 2010

	By:	/s/ Zhonghao Su
	Name: Title:	Zhonghao Su Chief Executive Officer (principal executive officer)

	By:	/s/ Jing Zhu
	Name: Title:	Jing Zhu Chief Financial Officer (principal accounting and financial officer)