Form 10-Q
period 2010-06-30
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2010-08-16
CIK 1082384

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes  ☐  No ☒

As of August 16, 2010, 25,648,682 shares of common stock, par value $0.001 per share, were outstanding.

CHINA GREEN MATERIAL TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

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

Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass.  Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  These risks, uncertainties and other factors include but are not limited to:

▪	Uncertainties regarding the growth or sustainability of the market for biodegradable materials.
▪	The risk we may not achieve or maintain a technological advantage over any of our competitors.
▪	Risks relating to protection of our intellectual property.
▪	Changes in consumer preferences.
▪	The risks of limited management, labor and financial resources.
▪	Risk of doing business in China, including currency value fluctuations, restrictions on remitting income to the United States and risks of diplomatic tensions between China and the United States.

Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

NOTE CONCERNING OPERATING AND REPORTING CURRENCIES

Certain financial information included in this quarterly report has been derived from data originally prepared in Renminbi (“RMB” or “Renminbi”), the currency of the People’s Republic of China (“China” or “PRC”). For purposes of this quarterly report, U.S. dollar amounts are based on conversion at June 30, 2010 exchange rates of US$1.00 to RMB 6.7909 for assets and liabilities, and a weighted-average of US$1.00 to RMB 6.8241 and US$1.00 to RMB6.8251 for revenue and expenses for the three months and six months ended June 30, 2010, respectively.  There is no assurance that RMB amounts could have been or could be converted into U.S. dollars at such rates.

As used herein, “China Green,” “we,” “us,” “our” and the “Company” refers to China Green Material Technologies, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009
Assets
Current Assets:
Cash and equivalents	$10,279,530	$7,321,276
Cash - restricted	47,474	3,443
Accounts receivable, net	6,873,164	6,524,510
Inventories	740,987	456,970
Accrued receivables	66,265	549,288
Other receivables	266,958	19,210
Deferred income tax assets	90,921	4,918
Prepaid expenses	53,300	29,434
Other current assets	-	78,863
Total Current Assets	18,418,599	14,987,912

Deposits to suppliers of property and equipment	4,428,794	-
Property and equipment, net	12,879,161	10,394,584
Intangible assets, net	5,032,177	5,060,559
Know-how right, net	2,116,802	2,160,533
Investment - at cost	17,421	310,419

Total Assets	$42,892,954	$32,914,007

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$992,152	$302,786
Customer deposits	-	4,213
Due to stockholders/officers, net	313,346	300,793
Taxes payable	501,735	430,408
Other current liabilities	1,493,125	1,469,121
Total Current Liabilities	3,300,358	2,507,321

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,629,515 and 18,711,388 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	25,630	18,711
Additional paid-in capital	25,495,900	17,895,324
Reserve funds	1,318,116	1,152,569
Retained earnings	8,923,903	7,709,729
Accumulated other comprehensive income	3,829,047	3,630,353

Total Stockholders’ Equity	39,592,596	30,406,686

Total Liabilities and Stockholders’ Equity	$42,892,954	$32,914,007

The accompanying notes are an integral part of the financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$4,493,784	$3,549,446	$7,283,182	$5,671,566
Cost of revenues	2,300,315	1,779,453	3,916,105	2,953,284

Gross profit	2,193,469	1,769,993	3,367,077	2,718,282

Operating Expenses
Selling expenses	44,556	77,127	87,279	116,256
General and administrative expenses	882,088	183,337	1,124,849	341,166
Total Operating Expenses	926,644	260,464	1,212,128	457,422

Income From Operations	1,266,825	1,509,529	2,154,949	2,260,860

Other income (expense):
Interest income	1,412	1,327	2,939	1,994
Net rental income/(expenses)	(28,103)	6,015	(66,030)	12,025
Loss on investment	(96,153)	-	(293,251)	-
Loss on disposal of property and equipment	(32)	(1,012)	(125,689)	(1,012)
Other expenses - net	(17,544)	(320)	(18,220)	(456)
Total other income (expense)	(140,420)	6,010	(500,251)	12,551

Income Before Income Taxes	1,126,405	1,515,539	1,654,698	2,273,411

Provision for income taxes	181,584	228,124	274,978	342,015

Net Income	944,821	1,287,415	1,379,720	1,931,396

Foreign currency translation adjustment	195,224	14,094	198,694	(31,147)

Comprehensive Income	$1,140,045	$1,301,509	$1,578,414	$1,900,249

Net Income Per Common Share
basic	$0.04	$0.07	$0.06	$0.10
diluted	$0.04	$0.07	$0.06	$0.10

Weighted Common Shares Outstanding
basic	24,037,098	18,733,388	23,230,924	18,733,388
diluted	24,282,098	18,733,388	23,354,101	18,733,388

The accompanying notes are an integral part of the financial statements. 3

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Six Months Ended June 30,
	2010	2009
Cash flows From Operating Activities:
Net Income	$1,379,720	$1,931,396
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	671,836	651,929
Changes in deferred tax	(85,546)	-
Bad debt expenses	1,568	649
Stock based compensation	471,601	-
Loss on long-term investment	293,251	-
Loss on disposal of fixed assets	125,689	1,012
Changes in operating assets and liabilities
Accounts receivable	(313,947)	(118,122)
Inventories	(280,176)	(140,290)
Accrued receivables	483,509	201
Prepaid expenses and other receivables	(191,109)	(87,097)
Other current assets	-	(163,427)
Accounts payable and accrued expenses	(96,541)	(45,814)
Customer deposits	16,249	890
Taxes payable	68,692	403,077
Other current liabilities	10,909	2,705
Net Cash Provided by Operating Activities	2,555,705	2,437,109

Cash Flows From Investing Activities:
Restricted cash	(44,011)	-
Advance to suppliers of property and equipment	(4,406,602)	-
Purchase of property and equipment	(3,221,890)	(63,242)
Proceeds from disposal of fixed assets	117,214	18,293
Net Cash Used in Investing Activities	(7,555,289)	(44,949)

Cash Flows From Financing Activities:
Payment to shareholders/officers loans	-	(1,024,787)
Proceeds from shareholders/officers loans	-	12,344
Advance from third party	776,545	-
Proceeds from stock issued	7,135,895	-
Net Cash Provided by (Used in) Financing Activities	7,912,440	(1,012,443)

Effect of Exchange Rate Changes on Cash and Equivalents	45,398	(6,248)

Net Increase in Cash and Equivalents	2,958,254	1,373,469

Cash and Equivalents at Beginning of Period	7,321,276	4,245,044

Cash and Equivalents at End of Period	$10,279,530	$5,618,513

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-
Cash paid for Income taxes	$311,895	$-

The accompanying notes are an integral part of the financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principal Activities

China Green Material Technologies, Inc. is a Nevada corporation incorporated in December 1997 under the name Mount Merlot Estates, Inc.  When we acquired our current business in February 2007, our corporate name was “Ubrandit.com.”  On January 14, 2008, we changed our name to “China Green Material Technologies, Inc.”  References in these Notes to the “Company” refer to China Green Material Technologies, Inc. and where applicable its direct and indirect wholly owned subsidiaries.  The Company’s shares are quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol CAGM.OB, whereas before its name change in January 2008 the Company’s shares were quoted under the symbol UBDT.OB.

On February 9, 2007, the Company acquired all of the outstanding capital stock of Advanced Green Materials, Inc. (“AGM”), a Nevada corporation, by merging a wholly owned subsidiary of the Company into AGM. Through AGM, the Company indirectly owns all of the outstanding capital stock of ChangFangYuan Hi-tech Environment-Friendly Industrial Co., Ltd. (“CHFY”), a corporation organized under the laws of the People Republic of China (“China” or the “PRC”). AGM has substantially no operations and substantially no assets other than the shares of CHFY and Zhonghao.  Through CHFY, the Company operates the business described in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2010, and in the financial statements included in this quarterly report on Form 10-Q.  The Company’s acquisition of AGM and CHFY is sometimes herein referred to as the “2007 Business Combination.”  Immediately before the 2007 Business Combination, the Company had no material assets and no material operations and therefore it was considered a “shell company” (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).  As consideration for AGM and CHFY, the Company issued to the former owners of AGM shares of the Company’s Series A Convertible Preferred Stock that were convertible into approximately 98% of the Company’s outstanding common shares, on a post-conversion basis.

On January 14, 2008, concurrent with our name change, the Company effected a 1-for-150 reverse split of our common stock.  In connection with the split, the Company issued additional shares to certain shareholders so that, after the split, no shareholder owned fewer than 100 shares.  On February 29, 2008, the holders of all outstanding shares of Series A Convertible Preferred Stock converted their preferred shares into 18,150,000 shares of the Company’s common stock, and all shares of Series A Convertible Preferred Stock were cancelled.

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

On June 25, 2010, AGM completed the incorporation of Heilongjiang Zhonghao Stach-Based Biodegradable Materials Co., Ltd. (“Zhonghao”) with registered capital of US$2.8 million in the Heilongjiang Province of China. Through Zhonghao, the Company will own our proposed new manufacturing facility to be located in Harbin Economic Technological Development Zone, which will commence the business of manufacturing facilities, development, marketing and production of high-end quality biodegradable packaging materials.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United State of America, or US GAAP, for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all the information and notes required by US GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for year ended December 31, 2009. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Principles of Consolidation

The accompanying Interim Financial Statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. These condensed consolidated financial statements include the financial statements of China Green Material Technologies, Inc. and its wholly owned subsidiaries Advanced Green Materials, Inc., Harbin ChangFang Yuan Hi-Tech Environment-Friendly Industry Co., Ltd and Heilongjiang Zhonghao Stach-Based Biodegradable Materials Co., Ltd. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying Interim Financial Statements are prepared in accordance with US GAAP. This basis of accounting differs from that used in the statutory accounts of some of the Company’s subsidiaries, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises with foreign investment in the PRC (“PRC GAAP”). Necessary adjustments were made to the subsidiaries’ statutory accounts to conform to US GAAP to be included in these Interim Financial Statements.

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

Cash and Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables.

Inventories

The Company values inventories, consisting of finished goods, work in progress, raw materials, and packaging material and other items, at the lower of cost or market. Cost of raw materials is determined on a first-in, first-out basis (“FIFO”). The cost of finished goods is determined on a weight average first-in, first out basis and comprises direct materials, direct labor, and an appropriate proportion of overhead.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful lives of the assets. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company’s Consolidated Statements of Income.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to U.S. Accounting Standards Codification topic #360, “Property, Plant and Equipment” (“ASC 360”).  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Income.

Intangible Assets

At June 30, 2010 (unaudited) and December 31, 2009, intangible assets consist of a land use right. With the adoption of ASC 350 (“Intangibles-Goodwill and Other”), intangible assets with a definite life are amortized on a straight-line basis. The land use right is amortized over its estimated life of 50 years.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, when persuasive evidence of an arrangement exists, the price is fixed or determined, collection is reasonably assured and delivery of products has occurred or services have been rendered. Revenue includes sales of products and services. Products revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers, net of allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Deferred revenue represents the undelivered portion of invoiced value of goods sold to customers. Service income is recognized when services are provided. Revenue does not include value added taxes (“VAT”) for the sales revenue from PRC subsidiaries. Before paid to the government, the amounts of VAT are recorded as short term liabilities.

Rental income recognition

Rental income from operating leases related to our unused factory facilities with 21,132 square meters of floor space is recognized on a straight-line basis over the lease period. The Company recognized $131,866 and $219,519 of gross rental income for the six months ended June 30, 2010 and 2009, respectively.

Research and development costs

Research and development cost is charged to operations when incurred and is included in operating expenses.  Research and development cost was immaterial for the six months ended June 30, 2010 and 2009.

Advertising and marketing costs

Advertising and marketing costs, except for costs associated with direct-response advertising and marketing, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising and marketing expense were $25,355 and $42,645 for six months ended June 30, 2010 and 2009, respectively.

Share-Based Payments

The Company adopted ASC 718, “Compensation-Stock Compensation” (“ASC No. 718”) effective January 1, 2006. ASC No. 718 amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC No.718 generally requires such transactions to be accounted for using a fair-value-based method.

Income Taxes

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At June 30, 2010 (unaudited) and December 31, 2009, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

Foreign Currency Translation

The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of CHFY and Zhonghao are conducted. The Company uses the United States Dollar ("U.S. Dollars") for financial reporting purposes.

In accordance with ASC No. 830, “Foreign Currency Matters,” the Company’s results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

▪	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
▪
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

▪	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of June 30, 2010 (unaudited) and December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

 Recent Accounting Pronouncements

On February 25, 2010, the FASB issued ASU No. 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect that this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

2. Cash – Restricted

As of June 30, 2010 (unaudited), restricted cash represented $43,659 held in an escrow account to be paid to investor relations firms for investor relation expenses and $3,815 represented a labor union fee that was deposited into a special bank account that is restricted to be used only for employee welfare purposes.  As of December 31, 2009, restricted cash of $3,443 represented a labor union fee that was deposited into a special bank account that is restricted to be used only for employee welfare purposes.

3. Accounts Receivable

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

The accounts receivable amounts included in the consolidated balance sheets at June 30, 2010 (unaudited) and December 31, 2009   were as follows:

	June 30,	December 31,
	2010	2009
Accounts receivable	$6,907,702	$6,557,296
Less: Allowance for doubtful accounts	34,538	32,786
Account receivables, net	$6,873,164	$6,524,510

4. Inventories

Inventories at June 30, 2010 (unaudited) and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
Raw materials	$622,376	$357,156
Work in process	17,212	12,297
Finished goods	81,649	66,072
Packaging and other	19,750	21,445
Total	$740,987	$456,970

 5. Deposits to Suppliers of Property and equipment

As of June 30, 2010 (unaudited), deposits to suppliers of property and equipment mainly consisted of deposits of RMB28,075,500 or approximately US$4,134,282 made to suppliers for acquisition of plant and equipment with total contract value of RMB33,030,000 or approximately US$4,863,862 for the Company’s new manufacturing facilities in Harbin New Economic Zone and a renovation deposit of RMB2,000,000 or approximately US$294,512 for total contract value of RMB5,200,000 or approximately US$765,731 for the Company’s new administrative offices adjoining the new manufacturing facilities.

6. Accrued Receivable and Rental Income (Loss)

As of June 30, 2010 (unaudited) and December 31, 2009, accrued receivable consist of accrued rental income for leasing out unused factory.

The Company leases out certain unused building with land use right, and equipment and machinery under operating lease agreements, with terms that have been extended to December 31, 2010. The rental revenue and cost (unaudited) for the six months ended June 30, 2010 and 2009 consisted of the following:

	Six Months Ended June 30,
	2010	2009
Rental income	$131,866	$219,519
Less: depreciation and amortization	197,896	207,494
Total Income (loss) from rental	$(66,030)	$12,025

7. Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives listed below:

Estimated Life
Building	20 years
Equipment and machinery	5 to 10 years
Vehicles	5 years
Office equipments	5 years
Leasehold improvements	lower of lease terms or 5 years

In the six months ended June 30, 2010 (unaudited), the Company disposed of equipment and machinery of $242,903 which the Company determined will not be used in future operations. A loss on such disposition of $125,689 is included within other expenses.

As of June 30, 2010 (unaudited) and December 31, 2009, property and equipment at cost, less accumulated depreciation, consisted of the following:

	June 30,	December 31,
	2010	2009
Building	$8,739,344	$5,484,256
Equipment and machinery	8,148,232	8,477,728
Vehicles	44,838	44,601
Office equipments	126,114	121,086
Leasehold improvements	174,506	173,583
Subtotal	17,233,034	14,301,254
Less: Accumulated depreciation	4,353,873	3,906,670
Total	$12,879,161	$10,394,584

For the six months ended June 30, 2010 and 2009, depreciation was $561,870 and $585,118, respectively.

8. Intangible Assets, Net

Intangible assets represent a land use right. All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis for 50 years.

The intangible assets are recorded at cost less amortization and consisted of the following as of June 30, 2010 (unaudited) and December 31, 2009:

	June 30,	December 31,
	2010	2009
Land use right	$5,529,865	$5,500,608
Less: Accumulated amortization	497,688	440,049
Total	$5,032,177	$5,060,559

For the six months ended June 30, 2010 and 2009, amortization expenses were $55,022 and $66,811, respectively.

The amortization expense from June 30, 2010 for the next five years is expected to be as follows:

Amount
2011	$110,597
2012	$110,597
2013	$110,597
2014	$110,597
2015	$110,597

9.   Know-how Right

On September 17, 2009, in order to acquire technology for use in the manufacture of the Company’s starch-based material, the Company entered into an agreement to purchase two technologies from four individuals including two related parties, Mr. Zhonghao Su, Chief Executive Officer of the Company, and Mr. Yingjie Qiao, technical director of the Company.  The total amount payable for these two technologies was RMB 15 million which was the fair value of the know-how right ($2,208,838), of which the Company paid RMB 5 million ($736,279).  The remaining RMB10 million ($1,472,559), which was recorded as other current liabilities, will be paid by the Company upon receipt of the patent rights certificates for these two technologies and transfer of the ownership of these patent rights to the Company.

On December 17, 2009, the Company entered into a supplemental agreement with three owners of these technologies, Mr. Yingjie Qiao, Mr, Zhonghao Su, and Mrs. Dongyan Tang, to amend the agreement for the purchase price of the technologies. Pursuant to the supplemental agreement, the Company would only acquire one technology for the total purchase price of RMB 15 million ($2,208,838) payable to Mr. Yingjie Qiao and Mrs. Dongyen Tang, of which the Company has already paid RMB5 million ($736,279). The remaining RMB10 million ($1,472,559), which was recorded as other current liabilities, will be paid by the Company when it receives the patent right certificate for the technology and the ownership of patent right has been completely transferred to the Company. Since the Company began using this technology for manufacturing in September 2009, the Company began to amortize this technology over a life of 20 years from that date.

Pursuant to the supplemental agreement, the Company also obtained the right to use the other technology which was the subject of the original agreement and which the Company currently applies in its dry-powder blending process to produce its starch-based material.  The supplemental agreement provides the Company with a royalty-free right to use this other technology as long as it is owned by the current owners, a right of first refusal on any proposed transfers of the technology by the current owners and an option to purchase the technology for RMB15 million ($2,208,838). This technology is the subject of a patent application filed with, and presently under review by, the PRC State Intellectual Property Office.

 The know-how right is recorded at cost less amortization and consisted of the following as of June 30, 2010 (unaudited) and December 31, 2009:

	June 30,	December 31,
	2010	2009
Know-how right	$2,208,838	$2,197,152
Less: Accumulated amortization	92,036	36,619
Total	$2,116,802	$2,160,533

For the six months ended June 30, 2010 and 2009, amortization expense for know-how right was approximately $54,944 and $0, respectively.

The amortization expense from June 30, 2010 for the next five years is expected to be as follows:

Amount
2011	$110,442
2012	$110,442
2013	$110,442
2014	$110,442
2015	$110,442

10. Investment-At Cost

The Company, through CHFY, indirectly owns a 16% equity interest in Harbin Longjun Trade Co., Ltd. (“Longjun”), a corporation organized in Heilongjiang Province of the PRC on June 1, 2006.  Prior to May 22, 2007, the Company was the majority owner of Longjun.  The Company accounts for this investment using the cost method. As of June 30, 2010 (unaudited) and December 31, 2009, the investment amounts at cost were $17,421 and $310,419.  The company recorded $293,251 of impairment loss on this investment during the quarter ended June 30, 2010, which is the difference between the book value and the estimated fair value of the investment.

11. Due to Stockholders/Officers, Net

Since 2005, certain of our principal stockholders have advanced necessary working capital to the Company to support its research, development and operations. These amounts are unsecured, non-interest bearing and have no set repayment date.

12. Income and Other Taxes

a. Corporation Income Taxes (“CIT”)

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

The deferred income tax assets results from impairment loss on investment and bad debt allowance which are deductible when they are incurred.

The components of the provisions for income taxes were as follows for the six months ended June 30, 2010 and 2009:

	2010	2009
Current taxes:
Current income taxes in the PRC	$360,524	$342,015
Deferred income taxes benefits	(85,546)	-
Total provision for income taxes	$274,978	$342,015

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2010 (unaudited) and 2009:

	2010	2009
US statutory rates	34.0%	34.0%
Tax rate difference	(9.0)%	(9.0)%
Effect of tax holiday	(10.0)%	(10.0)%
Other	1.6%	-%
Tax per financial statements	16.6%	15.0%

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

c. Taxes Payable

As of June 30, 2010 (unaudited) and December 31, 2009, taxes payable consists of the following:

	June 30,	December 31,
	2010	2009
Value-added taxes	$242,050	$202,280
Income taxes payable	259,227	209,240
Individual income taxes withholdings	458	18,888
Total	$501,735	$430,408

13. Stockholders’ Equity

Holders of the Common Stock are entitled to one vote for each share in the election of directors and in all other matters to be voted on by the stockholders. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors with respect to the Common Stock out of funds legally available therefore and, in the event of liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities. The holders of Common Stock have no preemptive or conversion rights and is not subject to further calls or assessments. There are no redemption or sinking fund provisions applicable to the Common Stock. The Common Stock currently outstanding is validly issued, fully paid and non-assessable. The Company is also authorized to issue 20,000,000 shares of Preferred Stock, $0.001 par value. The Articles of Incorporation give the Board of Directors the authority to divide Preferred Stock into series, and to designate the rights and preferences of each series.

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

On January 11, 2010, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Purchasers”) relating to the issuance and sale of up to 5,300,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), in a private placement transaction (the “January 2010 Private Placement”). On January 25, 2010, the Company closed the January 2010 Private Placement. The Company sold 5,051,461 Shares in the January 2010 Private Placement at $0.90 per Share. The net proceeds received by the Company in the January 2010 Private Placement were $4,381,913 excluding $100,000 held in an escrow account for future investor relations expense purposes. Accordingly, the number of shares of common stock, par value $.001 per share, outstanding and issued as of January 25, 2010 and December 31, 2009 were 23,762,849 and 18,711,388, respectively.

Pursuant to the Securities Purchase Agreement, (i) $100,000 of the net proceeds is being held in an escrow account to be issued to investor relations firms designated by a representative of certain of the Purchasers and approved by the Company (the “IR Cash”) and (ii) the Company has deposited with the escrow agent warrants to purchase 700,000 shares of common stock of the Company at a price of $0.90 per share with cashless exercise rights and which will be exercisable for a period of one year from the date that such warrants are issued (the “IR Warrants”) to investor relations firms designated by a representative of certain of the Purchasers and approved by the Company. The investor relations firms proposed to receive the IR Cash and the IR Warrants must be designated (subject to Company approval) on or before September 30, 2010. On April 6, 2010 and July 12, 2010, the Company issued IR Warrants to purchase 437,500 and 20,000 shares of Common Stock, respectively, and as a result, IR Warrants in respect of 242,500 shares remain in escrow for future issuance by the Company.

On June 25, 2010, the Company entered into a Securities Purchase Agreement with an investor (the “Purchaser”) relating to the issuance and sale of 1,866,666 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), in a private placement (the “June 2010 Private Placement”). The purchase price for the Shares was $2,800,000. The June 2010 Private Placement was closed on June 25, 2010.

The Purchaser has also entered into a Lock-Up agreement whereby the Purchaser agrees not to sell any of its shares in the Company for 24 months from the date of the closing (the “Lock-Up Agreement”).

14. STOCK-BASED COMPENSATION

Stock Warrants

On January 11, 2010, Pursuant to the Securities Purchase Agreement, (i) $100,000 of the net proceeds is being held in an escrow account to be issued to investor relations firms designated by a representative of certain of the Purchasers and approved by the Company (the “IR Cash”) and (ii) the Company has deposited with the escrow agent warrants to purchase 700,000 shares of common stock of the Company at $0.90 per share with cashless exercise rights and which will be exercisable for one year from the date that such warrants are issued (the “IR Warrants”) to investor relations firms designated by a representative of certain of the Purchasers and approved by the Company. The investor relations firms proposed to receive the IR Cash and the IR Warrants must be designated (subject to Company approval) on or before September 30, 2010. On April 6, 2010, the Company issued IR Warrants to Purchasers to purchase 437,500 shares of Common Stock. These warrants will expire on April 5, 2011 pursuant to the common stock purchase warrant agreement. The fair market value of these stock warrants was $893,355 and was recorded as an expense in Selling, General, and Administrative expenses and Additional Paid-in Capital over period of one year. The fair market value was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with ASC 718, Compensation - Stock Compensation, using the following assumptions: expected dividend yield 0%, risk-free interest rate of 0.32%, volatility of 297.6%, and an expected term of one year.

A summary of stock warrants for the six months ended June 30, 2010 (unaudited) is as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	-	$-	-	-
Granted	437,500	0.90	12	-
Exercised or converted	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2010	437,500	$0.90	9	$678,125
Exercisable at June 30, 2010	437,500	$0.90	9	$678,125

The following table details the Company’s non-vested share awards activity:

Share Awards	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 1, 2010	-	$-
Granted	19,167	2.42
Vested	-	-
Cancelled or Forfeited	-	-
Balance at June 30, 2010	19,167	$2.42

The weighted-average grant-date fair value of non-vested share awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above. As of June 30, 2010 (unaudited), total unrecognized compensation costs related to unvested stock awards was $32,792. Unvested shares are expected to be recognized over a weighted average period of 0.75 years.

15. Reserve Funds

The Company’s subsidiary in the PRC is required to maintain certain statutory reserves by appropriating from profit after taxes in accordance with the relevant laws and regulations in the PRC and articles of association of the subsidiary before declaration or payment of dividends. The reserves form part of the equity of the Company.

The appropriations to the statutory surplus reserve and statutory common welfare fund reserve represent 10 percent and 5 percent of the profit after taxes, respectively. In accordance with the laws and regulations in the PRC, the appropriations to statutory reserves cease when the balances of the reserves reach 50 percent of the registered capital of the Company.  Appropriations to the statutory common welfare fund have not been required since 2006, and the Company ceased such appropriations in January 2009.

The reserve funds consisted of the following as of June 30, 2010 (unaudited) and December 31, 2009:

	June 30,	December 31,
	2010	2009
Statutory reserve fund	$1,073,939	$908,392
Statutory common welfare fund reserve	244,177	244,177
Total	$1,318,116	$1,152,569

16. Lease Commitments

The company leases certain general and administrative office, warehouse, and factory space under various one-year, non-cancelable, options to renew operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms as of June 30, 2010 (unaudited):

Total minimum payments required	$37,699

The total rental expenses for the six months ended June 30, 2010 and 2009 were $91,798 and $91,604, respectively.

17. Basic and Diluted Income per Common Share

The Company accounts for net income per common share in accordance with ASC 260, “Earnings per Share” (“EPS”). ASC 260 requires the disclosure of the potential dilutive effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income (loss) per share is determined based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is determined based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company did not have any outstanding convertible shares or share options as of June 30, 2010 (unaudited).

18. Foreign Subsidiary Operations

Substantially all of the Company’s operations are carried out through its subsidiaries in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environments in the PRC. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

19. Concentration of Business

a. Financial Risks

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

b. Major Customers

Three customers accounted for 71% of the Company’s net revenue for the six months ended June 30, 2010 (unaudited).  Each customer accounted for about 29%, 24%, and 18% of the revenues. Four customers accounted for 81% of the Company’s net revenue for the six months ended June 30, 2009.  Each customer accounted for about 28%, 21%, 18% and 14% of the revenues.  At June 30, 2010 (unaudited), the accounts receivable from these three customers was $6,069,505.

c. Major Suppliers

Two vendors provided 96% of the Company’s purchases of raw materials for the six months ended June 30, 2010 (unaudited).  Each vendor accounted for 48%, and 48% of the purchases.  Two vendors provided 100% of the Company’s purchases of raw materials for the six months ended June 30, 2009.  Each vendor accounted for 60%, and 40% of the purchases.  At June 30, 2010 (unaudited), the accounts payable to these vendors was $0.

20. Subsequent Event

On July 12, 2010, the Company issued warrants to purchase 20,000 shares of common stock, at $.90 per share, to an IR firm pursuant to the Securities Purchase Agreement dated January 11, 2010. The value of these warrants was determined by using the Black-Scholes options pricing model with the following assumptions: discount rate – 0.3%; dividend yield – 0%; expected volatility – 111.31% and term of 1 year. The value of the warrants was determined by this method to be approximately $38,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 As used herein, “China Green,” “we,” “us,” “our” and the “Company” refers to China Green Material Technologies, Inc. and where applicable its direct and indirect wholly owned subsidiaries.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize (in the case of the risks and uncertainties) or prove incorrect (in the case of the assumptions), could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

Except where the context otherwise requires and for the purposes of this report only:

▪
“China Green,” “the Company,” “we,” “us,” and “our” refer to China Green Material Technologies, Inc., and where applicable its direct and indirect wholly owned subsidiaries, and, in the context of describing our operations and business, and consolidated financial information;

▪	“China,” “Chinese” and “PRC” refer to the People’s Republic of China and do not include Taiwan and special administrative regions of Hong Kong and Macao;

▪	“SEC” refers to the United States Securities and Exchange Commission;

▪	“Securities Act” refers to the Securities Act of 1933, as amended;

▪	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

▪	“RMB” refers to Renminbi, the legal currency of China; and

▪	“U.S. Dollar,” “$” and “US$” refer to the legal currency of the United States.

The following discussion and analysis of our financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2009.

    Business Overview

We manufacture and sell starch-based biodegradable, disposable containers, tableware and packaging materials in China. In making the starch-based material for our products, we use proprietary manufacturing methods that reduce processing time. We market our products through our internal sales force located at our manufacturing facility in Harbin City, China and in four branch sales offices in Northeastern China. Since the formation of our Company, we have sold our products in other foreign countries through distributors. In January 2009, we began to market and sell our products in other countries directly. We continually attempt to improve our products and production processes through research and development

Our starch-based material is potentially a substitute for the oil-based plastics used in a wide variety of products. We currently manufacture and sell food packaging products and disposable tableware consumer goods, and we are actively researching the introduction of additional product lines. We manufacture and sell biodegradable disposal tableware to consumers and food packaging products to manufacturers of retail frozen food items. We also manufacture and sell food and beverage containers and utensils made from our biodegradable material, including cups, plates and bowls. Within the area of food and beverage containers and utensils, we produce a “Go Home without Dish Washing” series, which is a traveling, picnic and outdoor series of tableware products.

We produce a starch-based material using corn starch as the principal ingredient, and we manufacture all our products using this starch-based material. Our starch-based material is non-toxic, harmless, fire-resistant, heat-resistant and odor-free, can be used in microwave ovens and retains its structural integrity at temperatures between -40°C and +150°C.

We utilize “dry-powder blending” technology in the production of the biodegradable, starch-based material used to manufacture products.  At present, both in China and elsewhere, the formulation of starch-based biodegradable products often involves the use of liquid solvents to modify the property of starch through mixed liquid polymerization. We believe that our dry-powder blending technology helps us to reduce the time and, as a result, the cost to produce our material compared with production methods using liquid solvents.

Market Opportunity

We believe that, because of concerns over environmental safety, health and renewability of resources, there is an increasing demand worldwide for products made from materials other than oil-based plastics and paper products.  We also believe that there is a growing trend for government incentives and restrictions favoring the use of alternatives to oil-based plastics and paper based products.  For example, the Chinese government has deemed environmental protection an important national interest, and since 1996 has promulgated a series of laws aimed at increasing the use of biodegradable materials, including mandates for the use of recyclable materials in certain packaging and has severely limited the use of disposable polystyrene bags, cutlery and tableware.  Our goal is to provide products that address the opportunities created by these developments.  Because our products are made from renewable ingredients and are biodegradable, we believe they are environmental friendly and consistent with the “4R” environmental goals of “Reduce,” “Recycle,” “Reuse”, and “Recover.” We focus our research and development efforts on improving our current lines of disposable consumer goods in the catering, frozen food and home and personal use areas, and on the development and introduction of new plastic replacement products.

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products during the second quarter of 2010, which resulted in continued growth in our revenues. Despite the overall economic uncertainties in the global economy, the starch-based biodegradable, disposable and compostable materials industry in China is still in the process of rapid and continuous development with the increase of awareness and demand for environmentally friendly containers, tableware and packaging materials by the Chinese government and public. This trend is supported by the favorable governmental policies in the biodegradable materials sector. We believe this trend will continue to result in the growth in sales of our products.

The following are some financial highlights for the second quarter of 2010:

▪	Revenues – Revenues were $4.49 million for the second quarter of 2010, an increase of 26.6% from the comparable quarter of 2009.

▪	Gross Margin – Gross margin was 48.8% for the second quarter of 2010, as compared to 49.9% for the comparable quarter of 2009.

▪	Income from operations – Income from operations was $1.27 million for the second quarter of 2010, a decrease of 16.1% from $1.51 million of the comparable quarter of 2009.

▪.	Net Income – Net income was $0.94 million for the second quarter of 2010, a decrease of 26.6% from the comparable quarter of 2009.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

 The following table sets forth selected items from our unaudited condensed consolidated statements of operations by dollar and as a percentage of our revenues for the periods indicated:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	$	% of Revenues	$	% of Revenues
Revenues	4,493,784	100.0%	3,549,446	100.0%
Cost of revenues	2,300,315	51.2%	1,779,453	50.1%
Gross Profit	2,193,469	48.8%	1,769,993	49.9%
Operating Expenses	926,644	20.6%	260,464	7.3%
Income from Operations	1,266,825	28.2%	1,509,529	42.6%
Other Income (Expenses), net	(140,420)	(3.1)%	6,010	0.2%
Income tax expense	181,584	4.0%	228,124	6.4%
Net Income	944,821	21.1%	1,287,415	36.4%

    Revenues - Revenues increased $0.94 million or 26.6% to $4.49 million for the three months ended June 30, 2010 from $3.55 million for the comparable period in 2009. The increase was mainly attributable to the increased sales of our products which resulted from increased demand from our existing customers as well as new customers. We believe that such revenues increased as a result of growing recognition of our starch based biodegradable products and its environmental friendly advantages as well as the rapidly developing market opportunities in this sector in China. We continue our efforts to increase revenues by improving our marketing strategy, increasing our sales channels, increasing the geographical presence of our products within China and overseas and developing new biodegradable products.

    Cost of Revenues - Cost of revenues increased $0.52 million or 29.3% to $2.30 million for the three months ended June 30, 2010 from $1.78 million for the comparable period in 2009. This increase was mainly due to the increase in the costs of packaging and raw materials, which were in line with the increase in our revenues. As a percentage of revenues, the cost of revenues increased to 51.2% during the three months ended June 30, 2010 from 50.1% in the comparable period in 2009 due to the increase in amortization costs for know-how and packaging costs.

    Gross Profit – Gross profit increased $0.42 million or 23.9% to $2.19 million for the three months ended June 30, 2010 from $1.77 million for the comparable period in 2009. Gross profit as percentage of revenues was 48.8% for the three months ended June 30, 2010, a decrease of 1.1% from 49.9% during the comparable period in 2009. The slight decrease in gross margin was mainly due to the increase in amortization costs for know-how and packaging costs for June 30, 2010 as compared to the corresponding period in 2009.

    Operating Expenses - Operating expenses including selling expenses and general and administrative expenses increased $0.67 million or 255.8% to $0.93 million for the three months ended June 30, 2010 from $0.26 million during the comparable period in 2009. Although our revenues increased during the second quarter of 2010, selling expenses were relatively stable at $0.04 million for the three months ended June 30, 2010 and $0.08 million for the comparable period in 2009, reflecting our continuous efforts in cost control.  General and administrative expenses were $0.88 million for the three months ended June 30, 2010 as compared to $0.18 million for the comparable period in 2009, an increase of $0.70 million or 381.1%. The increase was primarily due to increases in overall salary and related costs by $0.02 million, stock compensation costs of $0.47 million, Zhonghao pre-operating expenses of $0.06 million, IR expenses of $0.06 million, travelling expenses and professional fees incurred for the second quarter in 2010.

    Other Income (Expense) Total other expenses were $0.14 million for the three months ended June 30, 2010, compared to total other income of $6,010 for the comparable period of 2009, an increase of expenses of $0.14 million.  The increase primarily resulted from a loss of $0.03 million on rental and an impairment loss of $0.10 million from long-term investment of Longjun.

Net Income   Our net income was $0.94 million for the three months ended June 30, 2010 compared to net income of $1.29 million for the comparable period of 2009, a decrease of $0.35 million or 26.6%. Net income as percentage to revenues was 21.1% for the second quarter of 2010 compared to 36.4% in the comparable period of 2009. This decrease in net income and net income margin was primarily due to increase in operating expenses such as salary and related costs, stock compensation costs and loss on investment in Longjun.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

 The following table sets forth selected items from our unaudited condensed consolidated statements of operations by dollar and as a percentage of our revenues for the periods indicated:

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
	$	% of Revenues	$	% of Revenues
Revenues	7,283,182	100.0%	5,671,566	100.0%
Cost of revenues	3,916,105	53.8%	2,953,284	52.1%
Gross Profit	3,367,077	46.2%	2,718,282	47.9%
Operating Expenses	1,212,128	16.6%	457,422	8.1%
Income from Operations	2,154,949	29.6%	2,260,860	39.8%
Other Income (Expenses), net	(500,251)	(6.9%)	12,551	0.2%
Income tax expense	274,978	3.8%	342,015	6.0%
Net Income	1,379,720	18.9%	1,931,396	34.0%

    Revenues - Revenues increased $1.61 million or 28.4% to $7.28 million for the six months ended June 30, 2010 from $5.67 million for the comparable period in 2009. The increase was mainly attributable to the increased sales of our products which resulted from increased demand from our existing customers as well as new customers. We believe that such revenues increased as a result of growing recognition of our starch based biodegradable products, its environmentally friendly advantages and the rapidly developing market opportunities in this sector in China. We continue our efforts to increase revenues by improving our marketing strategy, increasing our sales channels, increasing the geographical presence of our products within China and overseas and developing new biodegradable products.

    Cost of Revenues - Cost of revenues increased $0.96 million or 32.6% to $3.92 million for the six months ended June 30, 2010 from $2.95 million for the comparable period in 2009. This increase was mainly due to the increase in the costs of packaging and raw materials, which were generally in line with the increase in our revenues as well as amortization costs for know-how right. As a percentage of revenues, the cost of revenues increased to 53.8% during the six months ended June 30, 2010 from 52.1% in the comparable period in 2009.

    Gross Profit – Gross profit increased $0.65 million or 23.9% to $3.37 million for the six months ended June 30, 2010 from $2.72 million for the comparable period in 2009. Gross profit as percentage of revenues was 46.2% for the six months ended June 30, 2010, a decrease of 1.7% from 47.9% during the comparable period in 2009. The slight decline in gross margin was mainly due to the increase in amortization costs for know-how right and packaging costs in June 30, 2010 as compared to corresponding period in 2009.

Operating Expenses - Operating expenses including selling expenses and general and administrative expenses increased $0.75 million or 165.0% to $1.21 million for the six months ended June 30, 2010 from $0.46 million during the comparable period in 2009. Although our revenues increased during the second quarter of 2010, selling expenses were relatively stable at approximately $0.08 million for the six months ended June 30, 2010 and $0.12 for the comparable period in 2009, reflecting our continuous efforts in cost control.  General and administrative expenses were $1.12 million for the six months ended June 30, 2010 as compared to $0.34 million for the comparable period in 2009, an increase of approximately $0.78 million or 229.7%. The increase was primarily due to increases in overall salary and related costs by $0.12 million, stock compensation costs of $0.47 million, Zhonghao start-up costs of $0.06 million, IR expenses of $0.06 million, travelling expenses and professional fees for the six months ended June 30, 2010.

    Other Income (Expense)  Total other expenses were $0.5 million for the six months ended June 30, 2010, compared to total other income of $12,551 for the comparable period of 2009, an increase of expenses of $0.51 million, or 4,086%.  The increase primarily resulted from a loss on fixed assets disposal of $0.13 million, a loss of $0.29 million from long-term investment of Longjun and loss from rental of $0.07 million.

    Net Income   Our net income was $1.38 million for the six months ended June 30, 2010 compared to net income of $1.93 million for the comparable period of 2009, a decrease of $0.55 million or 28.6%. Net income as percentage to revenues was 18.9% for the first half of 2010 compared to 34.1% in the comparable period of 2009. This decrease in net income and net income margin was primarily due to increased packaging material costs, operating expenses, stock compensation costs, loss on disposal of fixed assets and impairment loss on investment in Longjun.

 Liquidity and Capital Resources

 Our operations were initially capitalized by the combination of cash, a manufacturing facility and intellectual property contributed to CHFY by our stockholders prior to 2008.   Since that time to the extent our operations did not generate sufficient cash flow, we have obtained the necessary additional liquidity from loans provided by our stockholders and management.  During 2009 we repaid approximately $1 million of loans to one of the stockholders, and, as a result, as of June 30, 2010, we owed approximately $313,000 in related party debts.  Because these loans are non-interest bearing, unsecured, and due on demand, we include them as current liabilities.  We may make further repayments of these loans from time to time with cash we determine not necessary for the growth of our business.

 As of June 30, 2010, we had working capital of $15.12 million. The ratio of current assets to current liabilities was 5.6:1. The working capital includes cash and equivalents of $10.28 million and net accounts receivable of $6.88 million.  Most of our receivables are owed to us by our primary customers for products purchased from us, and we consider the receivables as collectible in the ordinary course.  We expect to collect substantially all of the June 30, 2010 balance of receivables in the following twelve months.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$2,555,705	$2,437,109
Investing Activities	(7,555,289)	(44,949)
Financing Activities	7,912,440	(1,012,443)

 We incurred cash in-flow from our operations of $2.56 million for the six months ended June 30, 2010. This was primarily attributable to our net income, collection of other receivables and non-cash items adjustments for depreciation and amortization as well as stock-based compensation.

 During the six months ended June 30, 2010, we had cash outflow of $7.56 million from investing activities.  This was mainly attributable to $4.41 million cash advance to suppliers of plant and equipment for the Company’s new manufacturing facility, which has a total contract of purchase cost of $4.86 million or RMB33,030,000, $3.22 million cash paid to purchase property for the Company’s new manufacturing facility and offset by the cash proceeds of $0.12 million received from disposal of fixed assets in the first quarter of 2010. While in the comparable period of 2009, we paid $63,242 for purchasing fixed assets.

 We completed the purchase of our new manufacturing facility in July 2010, which is located in Harbin Economic Technological Development Zone. The new manufacturing facility will increase our production capacity from existing 9,000 tones per annum to 13,000 tones per annum, which had accounted for substantially all of the cash flow in investing activities for the six months ended June 30, 2010.  We believe we will have sufficient cash to pay for the remaining capital commitments for this new facility from our existing resources.

 We had cash inflows from financing activities for the six months ended June 30, 2010 of $7.91 million as compared to $1.01 million cash outflow from financing activities for the comparable period of 2009. The increase was mainly due to proceeds of $4.33 million and $2.8 million from the issuance of 5.05 million and 1.87 million shares of common stock in connection with the January 2010 Private Placement and June 2010 Private Placement, respectively, and $0.78 million of advance from third party to facilitate our purchase of the new manufacturing facility property in Harbin Economic Technological Development Zone.

 We believe our current resources are sufficient to fund ongoing operations for the foreseeable future.

Application of Critical Accounting Policies

 In preparation of our Interim Financial Statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the Interim Financial Statements for the six months ended June 30, 2010, there was no estimate made which was (a) subject to a high degree of uncertainty, and (b) material to our results.

 We made no material changes to our critical accounting policies in connection with the preparation of our Interim Financial Statements for the six months ended June 30, 2010.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

 As of June 30, 2010, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

 During the six months ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

In connection with our January 2010 Private Placement, as described in Note 13 to the financial statements included elsewhere in this quarterly report, we agreed to issue warrants to purchase 700,000 shares of our common stock to investor relations firms that are designated by a representative of certain of the investors in the January 2010 Private Placement provided such investor relations firms are approved by us. On April 6, 2010, we issued warrants to purchase 437,500 shares of our common stock. The warrants are exercisable for a period of one year from the date of issuance at a price of $0.90 per share (subject to certain adjustments including a full ratchet anti-dilution adjustment in the case of certain issuances of shares of common stock at a price below the current exercise price), with cashless exercise rights. Issuance of these warrants was in a private transaction exempt from registration under section 5 of the Securities Act of 1933 by virtue of the exemption from such registration provided in section 4(2) of the Securities Act of 1933. The remaining warrants to purchase 262,500 shares of our common stock are being held in an escrow account and any investor relations firms proposed to receive such warrants must be designated (subject to our approval) on or before September 30, 2010.

On June 25, 2010, the company entered into a Securities Purchase Agreement with an investor (the “Purchaser”) relating to the issuance and sale of an aggregate of 1,866,666 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), in a private placement transaction (the “June 2010 Private Placement”). The aggregate purchase price for the Shares was $2,800,000 (the “Aggregate Purchase Price”). The closing of the June 2010 Private Placement occurred on June 25, 2010. Issuance of the shares in the June 2010 Private Placement was in a private transaction exempt from registration under section 5 of the Securities Act of 1933 by virtue of the exemption from such registration provided in section 4(2) of the Securities Act of 1933.

The Purchaser entered into a Lock-Up agreement whereby the Purchaser agrees not to sell any of its shares in the Company for 24 months from the date of the closing (the “Lock-Up Agreement”).

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

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
Date: August 16, 2010

	By:	/s/ Zhonghao Su
	Name: Title:	Zhonghao Su Chief Executive Officer (principal executive officer)

	By:	/s/ Yan Seong Low
	Name: Title:	Yan Seong Low Chief Financial Officer (principal accounting and financial officer)