Form 10-Q
period 2010-09-30
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2010-11-09
CIK 1082384

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

Commission File Number: 001-15683

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0381646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 1 Yantai Third Road, Centralism Area, Haping Road, Harbin Economic and Technological Development Zone,
Harbin, Heilongjiang Province, People’s Republic of China, 150060
(Address of principal executive offices) (Zip Code)
00-86-451-5175 0888
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

Yes  ☐  No ☒

As of November 8, 2010, 25,701,025 shares of common stock, par value $0.001 per share, were outstanding.

CHINA GREEN MATERIAL TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass.  Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  These risks, uncertainties and other factors include but are not limited to:

•	Uncertainties regarding the growth or sustainability of the market for biodegradable materials.
•	The risk we may not achieve or maintain a technological advantage over any of our competitors.
•	Risks relating to protection of our intellectual property.
•	Changes in consumer preferences.
•	The risks of limited management, labor and financial resources.
•	Risk of doing business in China, including currency value fluctuations, restrictions on remitting income to the United States and risks of diplomatic tensions between China and the United States.

Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

NOTE CONCERNING OPERATING AND REPORTING CURRENCIES

Certain financial information included in this quarterly report has been derived from data originally prepared in Renminbi (“RMB” or “Renminbi”), the currency of the People’s Republic of China (“China” or “PRC”). For purposes of this quarterly report, U.S. dollar (“US$”) amounts are based on conversion at September 30, 2010 exchange rates of US$ 1.00 to RMB 6.7011 for assets and liabilities, and a weighted-average of US$ 1.00 to RMB 6.76924 and US$ 1.00 to RMB 6.806959 for revenue and expenses for the three months and nine months ended September 30, 2010, respectively.  There is no assurance that RMB amounts could have been or could be converted into U.S. dollars at such rates.

As used herein, “China Green,” “we,” “us,” “our” and the “Company” refers to China Green Material Technologies, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009
Assets
Current Assets:
Cash and equivalents	$10,751,062	$7,321,276
Cash - restricted	26,849	3,443
Accounts receivable, net	8,706,659	6,524,510
Inventories	794,356	456,970
Accrued receivables	134,306	549,288
Other receivables	363,053	19,210
Deferred income tax assets	156,070	4,918
Prepaid expenses	26,715	29,434
Other current assets	-	78,863
Total Current Assets	20,959,070	14,987,912

Deposits to suppliers of property and equipment	298,459	-
Property and equipment, net	17,117,251	10,394,584
Intangible assets, net	5,071,592	5,060,559
Know-how right, net	2,117,190	2,160,533
Investment, net	16,298	310,419

Total Assets	$45,579,860	$32,914,007

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$364,996	$302,786
Customer deposits	2,494	4,213
Due to stockholders/officers, net	311,468	300,793
Taxes payable	358,129	430,408
Other current liabilities	2,477,205	1,469,121
Total Current Liabilities	3,514,292	2,507,321

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,701,025 and 18,711,388 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	25,701	18,711
Additional paid-in capital	25,721,674	17,895,324
Reserve funds	1,513,422	1,152,569
Retained earnings	10,419,522	7,709,729
Accumulated other comprehensive income	4,385,249	3,630,353

Total Stockholders’ Equity	42,065,568	30,406,686

Total Liabilities and Stockholders’ Equity	$45,579,860	$32,914,007

The accompanying notes are an integral part of the financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$6,011,160	$4,185,043	$13,294,342	$9,856,609
Cost of goods sold	3,267,745	2,152,844	7,183,850	5,106,128

Gross profit	2,743,415	2,032,199	6,110,492	4,750,481

Operating Expenses
Selling expenses	47,025	80,751	134,304	196,358
General and administrative expenses	459,914	186,921	1,113,162	528,736
Stock based compensation	225,845	-	697,446	-
Total Operating Expenses	732,784	267,672	1,944,912	725,094

Income From Operations	2,010,631	1,764,527	4,165,580	4,025,387

Other income (expense):
Interest income	2,404	1,798	5,343	3,792
Net rental income/(expenses)	(28,343)	6,014	(94,373)	18,039
Impairment of investment	(2,851)	-	(296,102)	-
Loss on fixed assets disposal and intangible assets written off	-	(458,599)	(126,025)	(459,611)
Other expenses - net	(1,091)	81	(18,975)	(375)
Total other income (expense)	(29,881)	(450,706)	(530,132)	(438,155)

Income Before Income Taxes	1,980,750	1,313,821	3,635,448	3,587,232

Provision for income taxes	289,826	204,622	564,804	546,637

Net Income	1,690,924	1,109,199	3,070,644	3,040,595

Foreign currency translation adjustment	556,202	18,965	754,896	(12,182)

Comprehensive Income	$2,247,126	$1,128,164	$3,825,540	$3,028,413

Net Income Per Common Share
basic	$0.07	$0.06	$0.13	$0.16
diluted	$0.07	$0.06	$0.13	$0.16

Weighted Common Shares Outstanding
basic	25,650,856	18,711,388	24,046,432	18,711,388
diluted	25,919,251	18,711,388	24,218,671	18,711,388

The accompanying notes are an integral part of the financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
Cash flows From Operating Activities:
Net Income	$3,070,644	$3,040,595
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	1,053,794	970,702
Changes in deferred tax	(148,710)	(58,980)
Bad debt expenses	10,096	8,427
Stock based compensation	697,446	-
Impairment of investment	296,102	-
Loss on disposal of fixed assets	126,025	64,432
Loss on disposal of intangible assets	-	395,179
Changes in operating assets and liabilities
Accounts receivable	(2,037,616)	(1,676,002)
Inventories	(323,686)	7,402
Accrued receivables	418,689	-
Prepaid expenses and other receivables	(255,823)	(29,060)
Other current assets	-	(61,357)
Accounts payable and accrued expenses	51,432	(46,303)
Customer deposits	(1,770)	(6,991)
Taxes payable	(79,117)	439,979
Other current liabilities	-	(123,683)
Net Cash Provided by Operating Activities	2,877,506	2,924,340

Cash Flows From Investing Activities:
Restricted cash	(23,346)	(946)
Advances to suppliers of property and equipment	(293,817)	-
Purchase of property and equipment	(7,557,790)	(64,384)
Deposit for purchase of patent rights	-	(146,492)
Proceeds from disposal of fixed assets	117,527	158,803
Net Cash Used in Investing Activities	(7,757,426)	(53,019)

Cash Flows From Financing Activities:
Payment to shareholders/officers loans	-	(1,025,441)
Proceeds from shareholders/officers loans	4,956	19,799
Advance from third party	969,596	-
Proceeds from stock issued	7,135,894	-
Net Cash Provided by (Used in) Financing Activities	8,110,446	(1,005,642)

Effect of Exchange Rate Changes on Cash and Equivalents	199,260	2,527

Net Increase in Cash and Equivalents	3,429,786	1,868,206

Cash and Equivalents at Beginning of Period	7,321,276	4,243,140

Cash and Equivalents at End of Period	$10,751,062	$6,111,346

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-
Cash paid for Income taxes	$581,158	$533,673

The accompanying notes are an integral part of the financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

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

On February 9, 2007, the Company acquired all of the outstanding capital stock of Advanced Green Materials, Inc. (“AGM”), a Nevada corporation, by merging a wholly owned subsidiary of the Company into AGM. Through AGM, the Company indirectly owns all of the outstanding capital stock of ChangFangYuan Hi-tech Environment-Friendly Industrial Co., Ltd. (“CHFY”), a corporation organized under the laws of the People Republic of China (“China” or the “PRC”). AGM has substantially no operations and substantially no assets other than the shares of CHFY and Zhonghao Bio (as defined below).  Through CHFY, the Company operates the business described in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2010, and in the financial statements included in this quarterly report on Form 10-Q.  The Company’s acquisition of AGM and CHFY is sometimes herein referred to as the “2007 Business Combination.”  Immediately before the 2007 Business Combination, the Company had no material assets and no material operations and therefore it was considered a “shell company” (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).  As consideration for AGM and CHFY, the Company issued to the former owners of AGM shares of the Company’s Series A Convertible Preferred Stock that were convertible into approximately 98% of the Company’s outstanding common shares, on a post-conversion basis.

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

On June 25, 2010, AGM completed the incorporation of a wholly owned subsidiary, Heilongjiang Zhonghao Starch-Based Biodegradable Materials Co., Ltd. (“Zhonghao Bio”) with registered capital of US$2.8 million in the Heilongjiang Province of China. Through Zhonghao Bio, the Company will own our proposed new manufacturing facility to be located in Harbin Economic Technological Development Zone, which will commence the business of manufacturing facilities, development, marketing and production of high-end quality biodegradable packaging materials.

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

Principles of Consolidation

The accompanying Interim Financial Statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. These condensed consolidated financial statements include the financial statements of China Green Material Technologies, Inc. and its wholly owned subsidiaries AGM, CHFY, and Zhonghao Bio. All significant intercompany transactions and balances are eliminated in consolidation.

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

Intangible Assets

At September 30, 2010 (unaudited) and December 31, 2009, intangible assets consist of a land use right. With the adoption of ASC 350 (“Intangibles-Goodwill and Other”), intangible assets with a definite life are amortized on a straight-line basis. The land use right is amortized over its estimated life of 50 years.

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

Rental income recognition

Rental income from operating leases related to our unused factory facilities with 21,132 square meters of floor space is recognized on a straight-line basis over the lease period. The Company recognized $66,460 and $109,797 of gross rental income for the three months ended September 30, 2010 and 2009, respectively and recognized $198,325 and $329,316 of gross rental income for the nine months ended September 30, 2010 and 2009, respectively.

Research and development costs

Research and development cost is charged to operations when incurred and is included in operating expenses.  Research and development cost was immaterial for the three months and nine months ended September 30, 2010 and 2009.

Advertising and marketing costs

Advertising and marketing costs, except for costs associated with direct-response advertising and marketing, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising and marketing expense were $3,238 and $50,866 for three months ended September 30, 2010 and 2009, respectively and were $28,593 and $93,511 for nine months ended September 30, 2010 and 2009, respectively.

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

Foreign Currency Translation

The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of CHFY and Zhonghao Bio are conducted. The Company uses the United States Dollar ("U.S. Dollars") for financial reporting purposes.

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

As of September 30, 2010 (unaudited) and December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

2. Cash – Restricted

As of September 30, 2010 (unaudited), restricted cash represented $23,651 held in an escrow account to be paid to investor relations firms for investor relation expenses and $3,198 represented a labor union fee that was deposited into a special bank account that is restricted to be used only for employee welfare purposes.  As of December 31, 2009, restricted cash of $3,443 represented a labor union fee that was deposited into a special bank account that is restricted to be used only for employee welfare purposes. Subsequent to September 30, 2010 the restricted cash held in an escrow account of $23,651 was released to the Company in accordance to Securities Purchase Agreement dated on January 11, 2010.

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

The accounts receivable amounts included in the consolidated balance sheets at September 30, 2010 (unaudited) and December 31, 2009   were as follows:

	2010	2009
Accounts receivable	$8,731,964	$6,557,296
Note receivable	18,355	-
Less: Allowance for doubtful accounts	43,660	32,786
Accounts receivable, net	$8,706,659	$6,524,510

4. Inventories

Inventories at September 30, 2010 (unaudited) and December 31, 2009 consisted of the following:

	2010	2009
Raw materials	$667,858	$357,156
Work in process	16,130	12,297
Finished goods	93,496	66,072
Packaging and other	16,872	21,445
Total	$794,356	$456,970

 5. Deposits to Suppliers of Property and equipment

As of September 30, 2010 (unaudited), deposits to suppliers of property and equipment mainly consisted of a renovation deposit of RMB 2,000,000 or US$ 298,459 for total contract value of RMB 5,200,000 or US$ 775,992 for the Company’s new administrative offices adjoining the new manufacturing facilities.

6. Accrued Receivable and Rental Income (Loss)

As of September 30, 2010 (unaudited) and December 31, 2009, accrued receivables consist of accrued rental income for an unused factory.

The Company leases certain unused building and land use right, and equipment and machinery under operating leases with terms that have been extended to December 31, 2010. The rental revenue and cost (unaudited) for the nine months ended September 30, 2010 and 2009 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental income	66,460	109,797	$198,325	$329,316
Less: depreciation and amortization	94,803	103,783	292,698	311,277
Total Income (loss) from rental	(28,343)	6,014	$(94,373)	$18,039

7. Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives listed below:

Estimated Life
Building	20 years
Equipment and machinery	5 to 10 years
Vehicles	5 years
Office equipments	5 years
Leasehold improvements	lower of lease terms or 5 years

In the three months and nine months ended September 30, 2010 (unaudited), the Company disposed of equipment and machinery of $0 and $243,552, respectively which the Company determined will not be used in future operations. A loss on such disposition of $0 and $126,025 for three months and nine months ended September 30, 2010 (unaudited) is included within other expenses.

As of September 30, 2010 (unaudited) and December 31, 2009, property and equipment at cost, less accumulated depreciation, consisted of the following:

	2010	2009
Building	$8,856,458	$5,484,256
Equipment and machinery	12,470,728	8,477,728
Vehicles	176,393	44,601
Office equipments	179,219	121,086
Leasehold improvements	176,845	173,583
Subtotal	21,859,643	14,301,254
Less: Accumulated depreciation	4,742,392	3,906,670
Total	$17,117,251	$10,394,584

For the three months ended September 30, 2010 and 2009, depreciation was $326,536 and $287,332, respectively. For the nine months ended September 30, 2010 and 2009, depreciation was $888,406 and $872,450, respectively.

8. Intangible Assets, Net

Intangible assets represent a land use right. All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis for 50 years. The land use right will be expiring by 2056.

The intangible assets are recorded at cost less amortization and consisted of the following as of September 30, 2010 (unaudited) and December 31, 2009:

	2010	2009
Land use right	$5,603,970	$5,500,608
Less: Accumulated amortization	532,378	440,049
Total	$5,071,592	$5,060,559

For the three months ended September 30, 2010 and 2009, amortization expenses were $27,730 and $31,441, respectively. For the nine months ended September 30, 2010 and 2009, amortization expenses were $82,752 and $98,252, respectively.

The amortization expense from September 30, 2010 for the next five years is expected to be as follows:

Amount
2011	$112,079
2012	$112,079
2013	$112,079
2014	$112,079
2015	$112,079

9.   Know-how Right

On September 17, 2009, to acquire technology for use in the manufacture of the Company’s starch-based material, the Company entered into an agreement to purchase two technologies from four individuals including two related parties, Mr. Zhonghao Su, Chief Executive Officer of the Company, and Mr. Yingjie Qiao, technical director of the Company.  The total amount payable for these two technologies was RMB 15 million which was the fair value of the know-how right (US$ 2,238,438), of which the Company paid RMB 5 million (US$ 746,146).  The remaining RMB 10 million (US$ 1,492,292), which was recorded as other current liabilities, will be paid by the Company upon receipt of the patent rights certificates for these two technologies and transfer of the ownership of these patent rights to the Company.

On December 17, 2009, the Company entered into a supplemental agreement with three owners of these technologies, Mr. Yingjie Qiao, Mr, Zhonghao Su, and Mrs. Dongyan Tang, to amend the agreement for the purchase price of the technologies. Pursuant to the supplemental agreement, the Company would only acquire one technology for the total purchase price of RMB 15 million (US$ 2,238,438) payable to Mr. Yingjie Qiao and Mrs. Dongyen Tang, of which the Company has already paid RMB 5 million (US$ 746,146). The remaining RMB 10 million (US$ 1,492,292), which was recorded as other current liabilities, will be paid by the Company when it receives the patent right certificate for the technology and the ownership of patent right has been completely transferred to the Company. Since the Company began using this technology for manufacturing in September 2009, the Company began to amortize this technology over 20 years from that date.

Pursuant to the supplemental agreement, the Company also obtained the right to use the other technology which was the subject of the original agreement and which the Company currently applies in its dry-powder blending process to produce its starch-based material.  The supplemental agreement provides the Company with a royalty-free right to use this other technology as long as it is owned by the current owners, a right of first refusal on any proposed transfers of the technology by the current owners and an option to purchase the technology for RMB 15 million (US$ 2,238,438). This technology is the subject of a patent application filed with, and presently under review by, the PRC State Intellectual Property Office.

 The know-how right is recorded at cost less amortization and consisted of the following as of September 30, 2010 (unaudited) and December 31, 2009:

	2010	2009
Know-how right	$2,238,438	$2,197,152
Less: Accumulated amortization	121,248	36,619
Total	$2,117,190	$2,160,533

For the three months ended September 30, 2010 and 2009, amortization expense for know-how right was approximately $27,692 and $0, respectively. For the nine months ended September 30, 2010 and 2009, amortization expense for know-how right was approximately $82,636 and $0, respectively.

The amortization expense from September 30, 2010 for the next five years is expected to be as follows:

Amount
2011	$111,922
2012	$111,922
2013	$111,922
2014	$111,922
2015	$111,922

10. Investment-Nett

The Company, through CHFY, indirectly owns a 16% equity interest in Harbin Longjun Trade Co., Ltd. (“Longjun”), a corporation organized in Heilongjiang Province of the PRC on June 1, 2006.  Prior to May 22, 2007, the Company was the majority owner of Longjun.  The Company accounts for this investment using the cost method. As of September 30, 2010 (unaudited) and December 31, 2009, the investment amounts at cost were $16,298 and $310,419.  The company recorded $296,102 of impairment loss on this investment during the nine months ended September 30, 2010, which is the difference between the book value and the estimated fair value of the investment.

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

The deferred income tax assets results from impairment loss on investment and bad debt allowance which are deductible when they are incurred.

The components of the provisions for income taxes were as follows for the nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current taxes:
Current income taxes in the PRC	$352,990	$263,602	$713,514	$605,617
Deferred income tax (benefits)	(63,164)	(58,980)	(148,710)	(58,980)
Total provision for income taxes	$289,826	$204,622	$564,804	$546,637

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2010 (unaudited) and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
US statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference	(9.0)%	(9.0)%	(9.0)%	(9.0)%
Effect of tax holiday	(10.0)%	(10.0)%	(10.0)%	(10.0)%
Other	(0.4)%	0.6%	0.5%	0.2%
Tax per financial statements	14.6%	15.6%	15.5%	15.2%

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

c. Taxes Payable

As of September 30, 2010 (unaudited) and December 31, 2009, taxes payable consists of the following:

	2010	2009
Value-added taxes	$10,776	$202,280
Income taxes	332,108	209,240
Individual income taxes withholdings	15,245	18,888
Total	$358,129	$430,408

13. Stockholders’ Equity

Holders of Common Stock are entitled to one vote for each share in the election of directors and in all other matters to be voted on by the stockholders. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors (“BOD”) with respect to the Common Stock out of funds legally available therefore and, in the event of liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities. The holders of Common Stock have no preemptive or conversion rights and is not subject to further calls or assessments. There are no redemption or sinking fund provisions applicable to the Common Stock. The Common Stock currently outstanding is validly issued, fully paid and non-assessable. The Company is also authorized to issue 20,000,000 shares of Preferred Stock, $0.001 par value. The Articles of Incorporation give the BOD the authority to divide Preferred Stock into series, and to designate the rights and preferences of each series.

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

Pursuant to the Securities Purchase Agreement, (i) $100,000 of the net proceeds was held in escrow to be paid to investor relations firms designated by a representative of certain of the Purchasers and approved by the Company (the “IR Cash”) and (ii) the Company deposited with an escrow agent warrants to purchase 700,000 shares of common stock of the Company at $0.90 per share with cashless exercise rights to be exercisable for one year from the date that such warrants were issued (the “IR Warrants”) to investor relations firms designated by a representative of certain of the Purchasers and approved by the Company. The investor relations firms proposed to receive the IR Cash and the IR Warrants were required to be designated (subject to Company approval) on or before September 30, 2010. On April 6, 2010 and July 12, 2010, the Company issued IR Warrants to purchase 437,500 and 20,000 shares of Common Stock, respectively, and as a result, IR Warrants in respect of 242,500 shares remain in escrow for future issuance by the Company. Subsequent to September 30, 2010 and in accordance with the Company’s agreements under the Securities Purchase Agreement dated January 11, 2010, the remaining IR Warrants in escrow, representing the potential right to purchase 242,500 shares, were cancelled.  Restricted cash equal to of $23,651 remained in escrow undisbursed to investor relations firms as of September 30, 2010 and, as a result and in accordance with the terms of the Securities Purchase Agreement, such cash has been returned to the Company.

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

14. STOCK-BASED COMPENSATION

Stock Warrants

As discussed above, on January 11, 2010, Pursuant to the Securities Purchase Agreement, (i) $100,000 of the net proceeds was held in escrow to be paid to investor relations firms designated by a representative of certain of the Purchasers and approved by the Company (the “IR Cash”) and (ii) the Company deposited with an escrow agent warrants to purchase 700,000 shares of common stock of the Company at $0.90 per share with cashless exercise rights to be exercisable for one year from the date that such warrants were issued (the “IR Warrants”) to investor relations firms designated by a representative of certain of the Purchasers and approved by the Company. The investor relations firms proposed to receive the IR Cash and the IR Warrants must be designated (subject to Company approval) on or before September 30, 2010. On April 6, 2010, the Company issued IR Warrants to Purchasers to purchase 437,500 shares of Common Stock. These warrants expire on April 5, 2011 pursuant to the common stock purchase warrant agreement. The fair market value of these stock warrants was $893,555 and was recorded as Additional Paid-in Capital and is being expensed in General and Administrative expenses and over one year. The fair market value was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with ASC 718, Compensation - Stock Compensation, using the following assumptions: expected dividend yield 0%, risk-free interest rate of 0.32%, volatility of 297.6%, and an expected term of one year.

The Company believes that the provisions relating to the potential adjustment to the warrant exercise price are standard anti-dilution provisions, which do not affect the equity classification of the warrants.  The market value of the Company’s stock at the date the service inception period under the IR service agreement was $ 2.29 and the exercise price of the warrants is $ 0.90. The Company believes that the subsequent issuance of shares at below the exercise price is a contingency which would be dealt with if and when any such contingent event were to take place. The Company recognized expense over the period in which the services are rendered by the investor relations firm commencing February 8, 2010.

On July 12, 2010, the Company issued warrants to purchase 20,000 shares of common stock, at $0.90 per share, to an IR firm pursuant to the Securities Purchase Agreement dated January 11, 2010. The value of these warrants was determined by using the Black-Scholes options pricing model with the following assumptions: discount rate – 0.3%; dividend yield – 0%; expected volatility – 111.31% and term of 1 year. The value of the warrants was determined by this method was $37,693 and was recorded as an Additional Paid-in Capital and expenses in General and Administrative expenses and over 9 months.

A summary of stock warrants for the nine months ended September 30, 2010 (unaudited) is as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	-	$-	-	-
Granted	457,500	0.90	12	-
Exercised or converted	(87,500)	0.90	6	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2010	370,000	$0.90	6	$333,000
Exercisable at September 30, 2010	370,000	$0.90	6	$333,000

The following table details the Company’s non-vested share awards activity:

Share Awards	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 1, 2010	-	$-
Granted	44,167	2.38
Vested	(18,229)	2.35
Cancelled or Forfeited	-	-
Balance at September 30, 2010	25,938	$2.39

The weighted-average grant-date fair value of non-vested share awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above. As of September 30, 2010 (unaudited), total unrecognized compensation costs related to unvested stock awards was $62,025. Unvested shares are expected to be recognized over a weighted average period of 0.75 years.

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

The reserve funds consisted of the following as of September 30, 2010 (unaudited) and December 31, 2009:

	2010	2009
Statutory reserve fund	$1,269,245	$908,392
Statutory common welfare fund reserve	244,177	244,177
Total	$1,513,422	$1,152,569

16. Lease Commitments

The company leases certain general and administrative office, warehouse, and factory space under various one-year, non-cancelable, options to renew operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms as of September 30, 2010 (unaudited):

Total minimum payments required	$26,755

The total rental expenses for the three months ended September 30, 2010 and 2009 were $50,807 and $45,093, respectively and for the nine months ended September 30, 2010 and 2009 were $142,605 and $136,697, respectively.

17. Basic and Diluted Income per Common Share

The Company accounts for net income per common share in accordance with ASC 260, “Earnings per Share” (“EPS”). ASC 260 requires the disclosure of the potential dilutive effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income (loss) per share is determined based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is determined based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Except for 370,000 outstanding warrants to purchase Company common stock at exercise price of $0.90 per share, the Company did not have any outstanding convertible shares or share options as of September 30, 2010 (unaudited).

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

b. Major Customers

Three customers accounted for 68.5% and 69.8% of the Company’s net revenue for the three months and nine months ended September 30, 2010 (unaudited), respectively.  Each customer accounted for about 24.4%, 22.7% and 21.5% for three months ended September 30, 2010 (unaudited) and 26.8%, 23.5%, and 19.5% for nine months ended September 30, 2010 (unaudited) of the revenues. Four customers accounted for 64.6% and 72.8% of the Company’s net revenue for the three months and nine months ended September 30, 2009, respectively.  Each customer accounted for about 25.4%, 23.4%, 10.9% and 4.9% for three months ended September 30, 2009 and 27%, 19.2%, 16.4% and 10.3% for nine months ended September 30, 2009 of the revenues.  At September 30, 2010 (unaudited), the accounts receivable from these three customers was $8,518,318.

c. Major Suppliers

Two vendors provided 96% and 93% of the Company’s purchases of raw materials for the three months and nine months ended September 30, 2010 (unaudited), respectively.  Each vendor accounted for 55% and 41% for three months ended September 30, 2010 (unaudited) and 50%, and 43% for nine months ended September 30, 2010 (unaudited) of the purchases.  Two vendors provided 99% and 100% of the Company’s purchases of raw materials for the three months and nine months ended September 30, 2009, respectively.  Each vendor accounted for 49% and 50% for three months ended September 30, 2009 and 56%, and 44% for nine months ended September 30, 2009 of the purchases.  At September 30, 2010 (unaudited), the accounts payable to these vendors was $0.

20. Subsequent Events

Subsequent to September 30, 2010 and pursuant to Securities Purchase Agreement dated January 11, 2010, the restricted cash held in escrow of $23,651 was released to the Company and the remaining IR Warrants of 242,500 shares in escrow were cancelled.

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

.
“China Green,” “the Company,” “we,” “us,” and “our” refer to China Green Material Technologies, Inc., and where applicable its direct and indirect wholly owned subsidiaries, and, in the context of describing our operations and business, and consolidated financial information;

.	“China,” “Chinese” and “PRC” refer to the People’s Republic of China and do not include Taiwan and special administrative regions of Hong Kong and Macao;

.	“SEC” refers to the United States Securities and Exchange Commission;

.	“Securities Act” refers to the Securities Act of 1933, as amended;

.	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

.	“RMB” refers to Renminbi, the legal currency of China; and

.	“U.S. Dollar,” “$” and “US$” refer to the legal currency of the United States.

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

    Business Overview

We manufacture and sell starch-based biodegradable, disposable containers, tableware and packaging materials in China. In making the starch-based material for our products, we use proprietary manufacturing methods that reduce processing time. We market our products through our internal sales force located at our new manufacturing facility in the Harbin Economic and Technological Development Zone, located in Heilongjiang Province, China. Since the formation of our Company, we have sold our products in other foreign countries through distributors. In January 2009, we began to market and sell our products in other countries directly. We continually attempt to improve our products and production processes through research and development

Our starch-based material is potentially a substitute for the oil-based plastics used in a wide variety of products. We currently manufacture and sell food packaging products and disposable tableware consumer goods, and we are actively researching the introduction of additional product lines. We manufacture and sell biodegradable disposal tableware to consumers and food packaging products to manufacturers of retail frozen food items. We also manufacture and sell food and beverage containers and utensils made from our biodegradable material, including cups, plates and bowls. Within the area of food and beverage containers and utensils, we produce a “Go Home without Dish Washing” series, which is a traveling, picnic and outdoor series of tableware products.

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

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products during the third quarter of 2010, which resulted in continued growth in our revenues. Despite the overall economic uncertainties in the global economy, the starch-based biodegradable, disposable and compostable materials industry in China is still in the process of rapid and continuous development with the increase of awareness and demand for environmentally friendly containers, tableware and packaging materials by the Chinese government and public. This trend is supported by the favorable governmental policies in the biodegradable materials sector. We believe this trend will continue to result in the growth in sales of our products.

The following are some financial highlights for the third quarter of 2010:

.
Revenues – Revenues were $6.01 million for the third quarter of 2010, an increase of 43.6% from the comparable quarter of 2009, due to tonnage sold increase by 32.4% and average selling price increase by 8.5%.

.
Gross Margin – Gross margin was 45.6% for the third quarter of 2010, as compared to 48.6% for the comparable quarter of 2009, due to increase in overall production costs by 14.6% mainly caused by increase in raw materials price, amortization costs for know-how, utilities and packaging costs..

.	Income from operations – Income from operations was $2.01 million for the third quarter of 2010, an increase of 13.9% from $1.76 million of the comparable quarter of 2009.

.	Net Income – Net income was $1.69 million for the third quarter of 2010, an increase of 52.4% from the comparable quarter of 2009.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

 The following table sets forth selected items from our unaudited consolidated statements of operations by dollar and as a percentage of our revenues for the periods indicated:

	2010		2009
	$	% of Revenues	$	% of Revenues
Revenues	6,011,160	100.0%	4,185,043	100.0%
Cost of revenues	3,267,745	54.4%	2,152,844	51.4%
Gross Profit	2,743,415	45.6%	2,032,199	48.6%
Operating Expenses	732,784	12.2%	267,672	6.4%
Income from Operations	2,010,631	33.4%	1,764,527	42.2%
Other Income (Expenses), net	(29,881)	(0.5)%	(450,706)	10.8%
Income tax expense	289,826	4.8%	204,622	4.9%
Net Income	1,690,924	28.1%	1,109,199	26.5%

 Revenues - Revenues increased $1.83 million or 43.6% to $6.01 million for the three months ended September 30, 2010 from $4.19 million for the comparable period in 2009. The increase was mainly attributable to the increased sales of our products which resulted from increased demand from our existing customers as well as new customers. We believe that such revenues increased as a result of growing recognition of our starch based biodegradable products and their environmental friendly advantages as well as the rapidly developing market opportunities in this sector in China. We continue our efforts to increase revenues by improving our marketing strategy, increasing our sales channels, increasing the geographical presence of our products within China and overseas and developing new biodegradable products. For the three months ended September 30, 2010, the tonnage sold increased by 32.4% and average selling price increased by 8.5% as compared to the comparable period in 2009. .

 Cost of Revenues - Cost of revenues increased $1.11 million or 51.8% to $3.27 million for the three months ended September 30, 2010 from $2.15 million for the comparable period in 2009. This increase was mainly due to the increase in the costs of packaging and raw materials, which were in line with the increase in our revenues. As a percentage of revenues, the cost of revenues increased to 54.4% during the three months ended September 30, 2010 from 51.4% in the comparable period in 2009 due to the increase in raw materials price, depreciation charges for plant and equipment, amortization costs for know-how, utilities and packaging costs.

 Gross Profit – Gross profit increased $0.71 million or 35.0% to $2.74 million for the three months ended September 30, 2010 from $2.03 million for the comparable period in 2009. Gross profit as percentage of revenues was 45.6% for the three months ended September 30, 2010, a decrease of 3.0% from 48.6% during the comparable period in 2009. The decrease in gross margin was mainly due to the increase in overall production costs by 14.6% which mainly caused by increase in raw material price, depreciation charges for plant and equipment, amortization costs for know-how, utilities and packaging costs for September 30, 2010 as compared to the corresponding period in 2009.

 Operating Expenses - Operating expenses including selling expenses and general and administrative expenses increased $0.47 million or 173.8% to $0.73 million for the three months ended September 30, 2010 from $0.27 million during the comparable period in 2009. Although our revenues increased during the third quarter of 2010, selling expenses were relatively stable at $0.04 million for the three months ended September 30, 2010 and $0.08 million for the comparable period in 2009, due to closure of certain marketing representative offices.  General and administrative expenses were $0.69 million for the three months ended September 30, 2010 as compared to $0.19 million for the comparable period in 2009, an increase of $0.50 million or 266.9%. The increase was primarily due to increases in overall salary and related costs by $0.08 million, stock compensation costs of $0.23 million, IR and travelling expenses of $0.10 million and professional fees of $0.09 million incurred for proposed corporate exercise for the third quarter in 2010.

 Other Income (Expense) Total other expenses were $0.03 million for the three months ended September 30, 2010, compared to total other expenses of $0.45 million for the comparable period of 2009, a decrease of expenses of $0.42 million.  The decrease primarily resulted from a loss of $0.46 million on intangible assets written off for the period ended September 30, 2009.

Net Income   Our net income was $1.69 million for the three months ended September 30, 2010 compared to net income of $1.11 million for the comparable period of 2009, an increase of $0.58 million or 52.4%. Net income as percentage to revenues was 28.1% for the third quarter of 2010 compared to 26.5% in the comparable period of 2009. This increase in net income and net income margin was primarily due to increase in revenues outrace the increase in cost of revenues and operating expenses for three months ended September 30, 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

 The following table sets forth selected items from our unaudited condensed consolidated statements of operations by dollar and as a percentage of our revenues for the periods indicated:

	2010		2009
	$	% of Revenues	$	% of Revenues
Revenues	13,294,342	100.0%	9,856,609	100.0%
Cost of revenues	7,183,850	54.0%	5,106,128	51.8%
Gross Profit	6,110,492	46.0%	4,750,481	48.2%
Operating Expenses	1,944,912	14.6%	725,094	7.4%
Income from Operations	4,165,580	31.3%	4,025,387	40.8%
Other Income (Expenses), net	(530,132)	(4.0%)	(438,155)	(4.4%)
Income tax expense	564,804	4.2%	546,637	5.5%
Net Income	3,070,644	23.1%	3,040,595	30.9%

 Revenues - Revenues increased $3.44 million or 34.9% to $13.29 million for the nine months ended September 30, 2010 from $9.86 million for the comparable period in 2009. The increase was mainly attributable to the increased sales of our products which resulted from increased demand from our existing customers as well as new customers; they contributed 27.2% and 7.7%, of increase in revenues, respectively. We believe that such revenues increased as a result of growing recognition of our starch based biodegradable products, their environmentally friendly advantages and the rapidly developing market opportunities in this sector in China. We continue our efforts to increase revenues by improving our marketing strategy, increasing our sales channels, increasing the geographical presence of our products within China and overseas and developing new biodegradable products. For the nine months ended September 30, 2010, the tonnages sold increased by 29.5% and average selling price increased by 4.2% as compared to the comparable period in 2009.

 Cost of Revenues - Cost of revenues increased $2.08 million or 40.7% to $7.18 million for the nine months ended September 30, 2010 from $5.11 million for the comparable period in 2009. This increase was mainly due to the increase in the costs of packaging and raw materials, which were generally in line with the increase in our revenues as well as amortization costs for know-how right. As a percentage of revenues, the cost of revenues increased to 54.0% during the nine months ended September 30, 2010 from 51.8% in the comparable period in 2009.

 Gross Profit – Gross profit increased $1.36 million or 28.6% to $6.11 million for the nine months ended September 30, 2010 from $4.75 million for the comparable period in 2009. Gross profit as percentage of revenues was 46.0% for the nine months ended September 30, 2010, a decrease of 2.2% from 48.2% during the comparable period in 2009. The slight decline in gross margin was mainly due to the increase in overall production costs by 8.7% which mainly caused by increase in raw material price, depreciation charges for plant and equipment, amortization costs for know-how right, utilities and packaging costs in September 30, 2010 as compared to corresponding period in 2009.

Operating Expenses - Operating expenses including selling expenses and general and administrative expenses increased $1.22 million or 168.2% to $1.94 million for the nine months ended September 30, 2010 from $0.73 million during the comparable period in 2009. Although our revenues increased during the third quarter of 2010, selling expenses were relatively stable at approximately $0.13 million for the nine months ended September 30, 2010 and $0.20 million for the comparable period in 2009, mainly due to closure of some marketing representative offices.  General and administrative expenses were $1.81 million for the nine months ended September 30, 2010 as compared to $0.53 million for the comparable period in 2009, an increase of approximately $1.28 million or 242.4%. The increase was primarily due to increases in overall salary and related costs by $0.20 million, stock compensation costs of $0.70 million, Zhonghao Bio start-up costs of $0.02 million, IR and travelling expenses of $0.12 million and professional fees of $0.24 incurred for proposed and completed corporate exercise for the nine months ended September 30, 2010.

 Other Income (Expense)  Total other expenses were $0.53 million for the nine months ended September 30, 2010, compared to other expenses of $0.44 million for the comparable period of 2009, an increase of expenses of $0.09 million or 21.0%.  The increase primarily resulted from a loss on fixed assets disposal of $0.13 million, an impairment loss of $0.30 million from long-term investment of Longjun and loss from rental of $0.09 million in nine months ended September 30, 2010 as compared to intangible assets of $0.46 million written off in the corresponding period in 2009.

 Net Income   Our net income was $3.07 million for the nine months ended September 30, 2010 compared to net income of $3.04 million for the comparable period of 2009, an increase of $0.03 million or 1.0%. Net income as percentage to revenues was 23.1% for the nine months of 2010 compared to 30.9% in the comparable period of 2009. This increase in net income and decrease in net income margin was primarily due to increased in raw materials price, packaging material costs, operating expenses, stock compensation costs, loss on disposal of fixed assets and impairment loss on investment in Longjun.

 Liquidity and Capital Resources

 Our operations were initially capitalized by the combination of cash, a manufacturing facility and intellectual property contributed to CHFY by our stockholders prior to 2008.   Since that time to the extent our operations did not generate sufficient cash flow, we obtained the necessary additional liquidity from loans by our stockholders and management.  During 2009 we repaid approximately $1 million of loans to one of the stockholders, and, as a result, as of September 30, 2010, we owed approximately $311,000 in related party debts.  Because these loans are non-interest bearing, unsecured, and due on demand, we include them as current liabilities.  We may make further repayments of these loans from time to time with cash we determine not necessary for the growth of our business.

 As of September 30, 2010, we had working capital of $17.45 million. The ratio of current assets to current liabilities was 6.0:1. The working capital includes cash and equivalents of $10.75 million and net accounts receivable of $8.71 million.  Most of our receivables are owed to us by our primary customers for products purchased from us, and we consider the receivables as collectible in the ordinary course.  We expect to collect substantially all of the September 30, 2010 balance of receivables in the following six months.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$2,877,506	$2,924,340
Investing Activities	(7,757,426)	(53,019)
Financing Activities	8,110,446	(1,005,642)

 We incurred cash in-flow from our operations of $2.88 million for the nine months ended September 30, 2010. This was primarily attributable to our net income and non-cash items adjustments for depreciation and amortization, stock-based compensation, impairment loss on long-term investment and loss on disposal of intangible assets..

 During the nine months ended September 30, 2010, we had cash outflow of $7.76 million from investing activities.  This was mainly attributable to $0.29 million renovation deposit to a supplier for the Company’s new manufacturing facility, which has a total contract value of $0.78 million or RMB 5,200,000, $7.56 million cash paid to purchase property, plant and equipment for the Company’s new manufacturing facility and offset by the cash proceeds of $0.12 million received from disposal of fixed assets in the nine months of 2010. While in the comparable period of 2009, we paid $64,384 for purchasing fixed assets.

    We completed the purchase of our new manufacturing facility in July 2010, which is located in Harbin Economic and Technological Development Zone, located in Heilongjiang Province, China. The new manufacturing facility will increase our production capacity from existing 9,000 tones per annum to estimated 20,000 tones per annum by 2011.  We intend to bring the facility on line in stages beginning in December 2010 with a production line having a capacity of 4,000 tons per year, bringing our total capacity to 13,000 tons per year by the end of 2010. When fully operational by the end of 2011, the new 11,000-ton facility will complement our existing 9,000-ton facility and will allow us to operate more efficiently and fill larger orders from our customers.  Expenditures associated with the new facility accounted for substantially all of the cash flow in investing activities for the nine months ended September 30, 2010. We believe we will have sufficient cash to pay for the remaining capital commitments for this new facility from our existing resources.

 We had cash inflows from financing activities for the nine months ended September 30, 2010 of $8.11 million as compared to $1.01 million cash outflow from financing activities for the comparable period of 2009. The increase was mainly due to proceeds of $4.33 million and $2.8 million from the issuance of 5.05 million and 1.87 million shares of common stock in connection with the January 2010 Private Placement and June 2010 Private Placement, respectively, and $0.97 million of advance from third party to facilitate our purchase of the new manufacturing facility property in Harbin Economic Technological Development Zone.

 We believe our current resources are sufficient to fund ongoing operations for the foreseeable future.

Application of Critical Accounting Policies

 In preparation of our Interim Financial Statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the Interim Financial Statements for the nine months ended September 30, 2010, there was no estimate made which was (a) subject to a high degree of uncertainty, and (b) material to our results.

 We made no material changes to our critical accounting policies in connection with the preparation of our Interim Financial Statements for the nine months ended September 30, 2010.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

 As of September 30, 2010, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

 During the three months ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

On August 26, 2010, we issued a total of 1,302 shares of common stock to 14 of our existing shareholders. These shares were issued without consideration in order to correct certain clerical errors in the computation of the number of shares we issued in the reverse merger transaction we completed in 2007.  Issuance of these 1,302 shares was in a private transaction exempt from registration under section 5 of the Securities Act of 1933 by virtue of the exemption from such registration provided in section 4(2) of the Securities Act of 1933.

On September 27, 2010, we issued 51,041 shares of common stock to American Capital Ventures (the "ACV") pursuant to the exercise by ACV of a warrant we issued to ACV during 2010. Issuance of these 51,041 shares was in a private transaction exempt from registration under section 5 of the Securities Act of 1933 by virtue of the exemption from such registration provided in section 4(2) of the Securities Act of 1933.

On July 6, 2010, we issued 5,833 shares to Yi Liu, 6,667 shares to Dongxiang Wang, and 6,667 shares to Lianjun Luo.  The 19,167 shares were granted in connection with the appointment of these individuals as members of our board of directors.  Issuance of these 19,167 shares was in a private transaction exempt from registration under section 5 of the Securities Act of 1933 by virtue of the exemption from such registration provided in section 4(2) of the Securities Act of 1933.

 ITEM 6.  EXHIBITS.

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger dated February 8, 2007 by and among Advanced Green Materials, Inc., AGM Acquisition Corp. and Ubrandit.com (incorporated by reference to Exhibit 10-a to the Company’s Current Report on Form 8-K filed on February 9, 2007).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on April 12, 2010).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 12, 2010).

4.1	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3-a to the Company’s Current Report on Form 8-K filed on February 9, 2007).

10.1	Employment Agreement effective July 1, 2010 between the Company and Low Yan Seong (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2010).

14.1	Restated Code of Business Conduct & Ethics dated August 31, 2010 (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on September 7, 2010).

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002.

* Filed/furnished herewith.

^ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
Date: November 8, 2010

	By:	/s/ Zhonghao Su
	Name: Title:	Zhonghao Su Chief Executive Officer (principal executive officer)

	By:	/s/ Yan Seong Low
	Name: Title:	Yan Seong Low Chief Financial Officer (principal accounting and financial officer)