Form 10-Q/A
period 2010-06-30
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2011-03-23
CIK 1082384

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Commission File Number: 001-15683

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0381646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 1 Yantai Third Road, Centralism Area, Haping Road, Harbin Economic and Technical Development Zone,
Harbin, Heilongjiang Province, People’s Republic of China 150060
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

CHINA GREEN MATERIAL TECHNOLOGIES, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2010

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our quarterly report on Form 10-Q which was originally filed on August 16, 2010 (the “Original Filing”) with the Securities and Exchange Commission (“SEC”). We are amending and restating our financial statements and notes thereto to reflect an error related to the accounting for warrants the Company issued during the quarter ended June 30, 2010. The warrants provided for the purchase of an aggregate of 437,500 shares of common stock, at a per-share exercise price of $0.90, to two firms that were retained by the Company for investor relations purposes.  The warrants include an anti-dilution provision that would adjust the warrant exercise price if the Company issues or sells any shares of common stock or securities convertible into common stock for a consideration per share of common stock less than the per-share exercise price of the warrants.

We originally accounted for the warrants as equity instruments, and recorded an expense attributable to the related investor relations services over the period in which the services were to be received from the investor relations firms, with a corresponding credit to equity (additional paid in capital).  However, this original accounting treatment by us did not correctly apply the principles set forth in Accounting Standards Codification (“ASC”) 815-15, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock” which the Financial Accounting Standards Board (the “FASB”) finalized in June 2008 and which became effective for fiscal years beginning after December 15, 2008.  Because of the anti-dilution provision described above, under ASC 815-15 the warrants should not have been considered to be indexed to the Company’s stock but instead the warrants should have been accounted for as derivative liabilities.

In addition to the amendment and restatement of the financial statements contained in “Item 1 - Financial Statements,” we have also amended: “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to revise the disclosures therein to reflect the changes in our financial results as reported in the amended and restated financial statements included in this amended quarterly report; “Item 4 - Controls Procedures,” to address the impact of the above-mentioned accounting error on the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010 and “Item 6 - Exhibits,” to reflect the newly signed and dated certifications attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2. Except as stated in the preceding sentence we have not amended any other portion of the Original Filing. We are concurrently herewith also filing an amendment to our quarterly report on Form 10-Q for the quarter ended September 30, 2010 which was originally filed with the SEC on November 9, 2010.

Except as specifically referenced herein, this Amendment No. 1 to the quarterly report on Form 10-Q does not reflect any event subsequent to August 16, 2010, the filing date of the Original Filing.

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

As used herein, “China Green,” “we,” “us,” “our” and the “Company” refers to China Green Material Technologies, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited) (Restated)	December 31, 2009 (Audited)
Assets
Current Assets:
Cash and equivalents	$10,279,530	$7,321,276
Cash - restricted	47,474	3,443
Accounts receivable, net	6,873,164	6,524,510
Inventories	740,987	456,970
Accrued receivables	66,265	549,288
Other receivables	266,958	19,210
Deferred income tax assets	90,921	4,918
Prepaid expenses	53,300	29,434
Unamortized investors relation services expenses	591,507	-
Other current assets	-	78,863
Total Current Assets	19,010,106	14,987,912

Deposits to suppliers of property and equipment	4,428,794	-
Property and equipment, net	12,879,161	10,394,584
Intangible assets, net	5,032,177	5,060,559
Know-how right, net	2,116,802	2,160,533
Investment	17,421	310,419

Total Assets	$43,484,461	$32,914,007

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$992,152	$302,786
Customer deposits	-	4,213
Due to stockholders/officers, net	313,346	300,793
Taxes payable	501,735	430,408
Warrant liabilities	734,838	-
Other current liabilities	1,493,125	1,469,121
Total Current Liabilities	4,035,196	2,507,321

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,629,515 and 18,711,388 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	25,630	18,711
Additional paid-in capital	25,034,230	17,895,324
Reserve funds	1,318,116	1,152,569
Retained earnings	9,242,242	7,709,729
Accumulated other comprehensive income	3,829,047	3,630,353

Total Stockholders’ Equity	39,449,265	30,406,686

Total Liabilities and Stockholders’ Equity	$43,484,461	$32,914,007

The accompanying notes are an integral part of the financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (Restated)	2009	2010 (Restated)	2009

Revenues	$4,493,784	$3,549,446	$7,283,182	$5,671,566
Cost of revenues	2,300,315	1,779,453	3,916,105	2,953,284

Gross profit	2,193,469	1,769,993	3,367,077	2,718,282

Operating Expenses
Selling expenses	44,556	77,127	87,279	116,256
General and administrative expenses	410,487	183,337	653,248	341,166
Stock based compensation	153,262	-	153,262	-
Total Operating Expenses	608,305	260,464	893,789	457,422

Income From Operations	1,585,164	1,509,529	2,473,288	2,260,860

Other income (expense):
Interest income	1,412	1,327	2,939	1,994
Net rental income/(expenses)	(28,103)	6,015	(66,030)	12,025
Loss on investment	(96,153)	-	(293,251)	-
Loss on disposal of property and equipment	(32)	(1,012)	(125,689)	(1,012)
Other expenses - net	(17,544)	(320)	(18,220)	(456)
Total other income (expense)	(140,420)	6,010	(500,251)	12,551

Income Before Income Taxes	1,444,744	1,515,539	1,973,037	2,273,411

Provision for income taxes	181,584	228,124	274,978	342,015

Net Income	1,263,160	1,287,415	1,698,059	1,931,396

Foreign currency translation adjustment	195,224	14,094	198,694	(31,147)

Comprehensive Income	$1,458,384	$1,301,509	$1,896,753	$1,900,249

Net Income Per Common Share
basic	$0.05	$0.07	$0.07	$0.10
diluted	$0.05	$0.07	$0.07	$0.10

Weighted Common Shares Outstanding
basic	24,037,098	18,711,388	23,230,924	18,711,388
diluted	24,282,098	18,711,388	23,354,101	18,711,388

The accompanying notes are an integral part of the financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Six Months Ended June 30,
	2010 (Restated)	2009
Cash flows From Operating Activities:
Net Income	$1,698,059	$1,931,396
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	671,836	651,929
Changes in deferred tax	(85,546)	-
Bad debt expenses	1,568	649
Stock based compensation	153,262	-
Loss on investment	293,251	-
Loss on disposal of fixed assets	125,689	1,012
Changes in operating assets and liabilities
Accounts receivable	(313,947)	(118,122)
Inventories	(280,176)	(140,290)
Accrued receivables	483,509	201
Prepaid expenses and other receivables	(191,109)	(87,097)
Other current assets	-	(163,427)
Accounts payable and accrued expenses	(96,541)	(45,814)
Customer deposits	16,249	890
Taxes payable	68,692	403,077
Other current liabilities	10,909	2,705
Net Cash Provided by Operating Activities	2,555,705	2,437,109

Cash Flows From Investing Activities:
Restricted cash	(44,011)	-
Advance to suppliers of property and equipment	(4,406,602)	-
Purchase of property and equipment	(3,221,890)	(63,242)
Proceeds from disposal of fixed assets	117,214	18,293
Net Cash Used in Investing Activities	(7,555,289)	(44,949)

Cash Flows From Financing Activities:
Payment to shareholders/officers loans	-	(1,024,787)
Proceeds from shareholders/officers loans	-	12,344
Advance from third party	776,545	-
Proceeds from stock issued	7,135,895	-
Net Cash Provided by (Used in) Financing Activities	7,912,440	(1,012,443)

Effect of Exchange Rate Changes on Cash and Equivalents	45,398	(6,248)

Net Increase in Cash and Equivalents	2,958,254	1,373,469

Cash and Equivalents at Beginning of Period	7,321,276	4,245,044

Cash and Equivalents at End of Period	$10,279,530	$5,618,513

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-
Cash paid for Income taxes	$311,895	$-

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

2. Restatement

The financial statements for the quarter ended June 30, 2010 filed with the SEC on August 16, 2010 contained an error related to the accounting for warrants the Company issued during that quarter.  The warrants provided for the purchase of an aggregate of 437,500 shares of common stock, at a per-share exercise price of $0.90, to two firms that were retained by the Company for investor relations purposes.  The warrants include an anti-dilution provision that would adjust the warrant exercise price if the Company issues or sells any shares of common stock or securities convertible into common stock for a consideration per share of common stock less than the exercise price of the warrants.

We originally accounted for the warrants as equity instruments, and recorded an expense attributable to the related investor relations services over the period in which the services were to be received from the investor relations firms, with a corresponding credit to equity (additional paid in capital).  However, this original accounting treatment by us did not correctly apply the principles set forth in ASC 815-15, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock” which the FASB finalized in June 2008 and which became effective for fiscal years beginning after December 15, 2008.  Because of the anti-dilution provision described above, under ASC 815-15 the warrants should not have been considered to be indexed to the Company’s stock but instead the warrants should have been accounted for as derivative liabilities.

At June 30, 2010, the derivative liabilities associated with these warrants had a fair value of $734,838, which was determined using the Black Scholes Option Pricing Model with the following assumptions: (i) as to 437,500 of the warrants: discount rate – 0.32%; dividend yield – 0%; expected volatility – 143.97% and expected term of 0.75 year. The initial fair market value of the expense resulting from such warrants is amortized on a straight line basis over the period of service under the agreement with the recipient of the warrants.  Any changes in the fair values of the warrants will be charged to expense or credited to income, as applicable, in the period of change.

The Company’s consolidated balance sheet as of June 30, 2010, as previously reported and as restated, is as follows:

	June 30, 2010
	As previously Reported	Adjustment		As Restated
Assets
Current Assets:
Cash and equivalents	$10,279,530	$		$10,279,530
Cash - restricted	47,474			47,474
Accounts receivable, net	6,873,164			6,873,164
Inventories	740,987			740,987
Accrued receivables	66,265			66,265
Other receivables	266,958			266,958
Deferred income tax assets	90,921			90,921
Prepaid expenses	53,300			53,300
Unamortized investors relation services expenses	-		591,507	591,507
Total Current Assets	18,418,599			19,010,106

Deposits to suppliers of property and equipment	4,428,794			4,428,794
Property and equipment, net	12,879,161			12,879,161
Intangible assets, net	5,032,177			5,032,177
Know-how right, net	2,116,802			2,116,802
Investment	17,421			17,421

Total Assets	$42,892,954		591,507	$43,484,461

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$992,152			$992,152
Due to stockholders/officers, net	313,346			313,346
Taxes payable	501,735			501,735
Warrant liabilities	-		734,838	734,838
Other current liabilities	1,493,125			1,493,125
Total Current Liabilities	3,300,358		734,838	4,035,196

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,629,515 and 18,711,388 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	25,630			25,630
Additional paid-in capital	25,495,900		(461,670)	25,034,230
Reserve funds	1,318,116			1,318,116
Retained earnings	8,923,903		318,339	9,242,242
Accumulated other comprehensive income	3,829,047			3,829,047

Total Stockholders’ Equity	39,592,596		(143,331)	39,449,265

Total Liabilities and Stockholders’ Equity	$42,892,954		$591,507	$43,484,461

The Company’s consolidated statements of operations for the three months ended June 30, 2010, as previously reported and as restated, are as follows:

	Three months ended June 30, 2010
	As Previously Reported	Adjustment	As Restated

Revenues	$4,493,784	$-	$4,493,784
Cost of revenues	2,300,315	-	2,300,315

Gross profit	2,193,469	-	2,193,469

Operating Expenses
Selling expenses	44,556	-	44,556
General and administrative expenses	410,487	-	410,487
Stock based compensation	471,601	(318,339)	153,262
Total Operating Expenses	926,644	(318,339)	608,305

Income From Operations	1,266,825	318,339	1,585,164

Other income (expense):
Interest income	1,412	-	1,412
Net rental income/(expenses)	(28,103)	-	(28,103)
Loss on investment	(96,153)	-	(96,153)
Loss on disposal of property and equipment	(32)	-	(32)
Other expenses - net	(17,544)	-	(17,544)
Total other income (expense)	(140,420)	-	(140,420)

Income Before Income Taxes	1,126,405	318,339	1,444,744

Provision for income taxes	181,584	-	181,584

Net Income	944,821	318,339	1,263,160

Foreign currency translation adjustment	195,224	-	195,224

Comprehensive Income	$1,140,045	$318,339	$1,458,384

Net Income Per Common Share
basic	$0.04	$0.01	$0.05
diluted	$0.04	$0.01	$0.05

Weighted Common Shares Outstanding
basic	24,037,098	-	24,037,098
diluted	24,282,098	-	24,282,098

The Company’s consolidated statements of operations for the six months ended June 30, 2010, as previously reported and as restated, are as follows:

	Six months ended June 30, 2010
	As Previously Reported	Adjustment	As Restated

Revenues	$7,283,182	$-	$7,283,182
Cost of revenues	3,916,105	-	3,916,105

Gross profit	3,367,077	-	3,367,077

Operating Expenses
Selling expenses	87,279	-	87,279
General and administrative expenses	653,248	-	653,248
Stock based compensation	471,601	(318,339)	153,262
Total Operating Expenses	1,212,128	(318,339)	893,789

Income From Operations	2,154,949	318,339	2,473,288

Other income (expense):
Interest income	2,939	-	2,939
Net rental income/(expenses)	(66,030)	-	(66,030)
Loss on investment	(293,251)	-	(293,251)
Loss on disposal of property and equipment	(125,689)	-	(125,689)
Other expenses - net	(18,220)	-	(18,220)
Total other income (expense)	(500,251)	-	(500,251)

Income Before Income Taxes	1,654,698	318,339	1,973,037

Provision for income taxes	274,978	-	274,978

Net Income	1,379,720	318,339	1,698,059

Foreign currency translation adjustment	198,694	-	198,694

Comprehensive Income	$1,578,414	$318,339	$1,896,753

Net Income Per Common Share
basic	$0.06	$0.01	$0.07
diluted	$0.06	$0.01	$0.07

Weighted Common Shares Outstanding
basic	23,230,924	-	23,230,924
diluted	23,354,101	-	23,354,101

3. Cash – Restricted

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

4. Accounts Receivable

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

5. Inventories

Inventories at June 30, 2010 (unaudited) and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
Raw materials	$622,376	$357,156
Work in process	17,212	12,297
Finished goods	81,649	66,072
Packaging and other	19,750	21,445
Total	$740,987	$456,970

 6. Deposits to Suppliers of Property and equipment

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

7. Accrued Receivable and Rental Income (Loss)

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

11. Investment

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

13. Income and Other Taxes

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2010 (unaudited) and 2009:

	2010	2009
US statutory rates	34.0%	34.0%
Tax rate difference	(9.0)%	(9.0)%
Effect of tax holiday	(10.0)%	(10.0)%
Other	(1.1%)	-%
Tax per financial statements	13.9%	15.0%

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

15. Stock-Based Compensation

Stock Warrants

On January 11, 2010, pursuant to the Securities Purchase Agreement, the Company placed in escrow (i) $100,000 of the net proceeds from the January 2010 Private Placement to be issued to investor relations firms designated by a representative of certain of the Purchasers and approved by the Company (the “IR Cash”) and (ii) warrants to purchase 700,000 shares of common stock of the Company at $0.90 per share with cashless exercise rights and which will be exercisable for one year beginning on the date that such warrants are issued (the “IR Warrants”) to investor relations firms designated by a representative of certain of the Purchasers and approved by the Company. The investor relations firms proposed to receive the IR Cash and the IR Warrants must be designated (subject to Company approval) on or before September 30, 2010.  In April 2010, the Company issued IR Warrants to two investor relations firms to purchase 437,500 shares of Common Stock.  Pursuant to their terms, these warrants will expire in April 2011.  The initial fair market value of the warrants was $1,025,812 and was recorded on the balance sheet as an unamortized expense (i.e., an asset) and a corresponding amount was recorded as a warrant liability. The fair market value was estimated on the date of grant using the Black-Scholes Option Pricing Model in accordance with ASC 718, Compensation - Stock Compensation, using the following assumptions: expected dividend yield 0%, risk-free interest rate of 0.49%, volatility of 289.07%, and an expected term of one year.

The warrants have a reset provision that would reduce the exercise price to any amount below $0.90 if the Company issues shares below that price.  In accordance with ASC 815, we have accounted for these warrants as derivative liabilities. The initial fair market value of the expense resulting from such warrants is amortized on a straight line basis over the period of service under the agreement with the recipient of the warrants.  Any changes in the fair values of the warrants will be charged to expense or credited to income, as applicable, in the period of change.

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

The weighted-average grant-date fair value of non-vested share awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above. As of June 30, 2010 (unaudited), total unrecognized compensation costs related to unvested stock awards was $36,301. Unvested shares are expected to be recognized over a weighted average period of 0.75 years.

16. Reserve Funds

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

17. Lease Commitments

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

18. Basic and Diluted Income per Common Share

The Company accounts for net income per common share in accordance with ASC 260, “Earnings per Share” (“EPS”). ASC 260 requires the disclosure of the potential dilutive effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income (loss) per share is determined based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is determined based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Except for 437,500 outstanding warrants to purchase Company common stock at exercise price of $0.90 per share, the Company did not have any outstanding convertible shares or share options as of June 30, 2010 (unaudited).

19. Foreign Subsidiary Operations

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

20. Concentration of Business

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

21. Subsequent Event

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

The following are some financial highlights for the second quarter of 2010:

▪	Revenues – Revenues were $4.49 million for the second quarter of 2010, an increase of 26.6% from the comparable quarter of 2009.

▪	Gross Margin – Gross margin was 48.8% for the second quarter of 2010, as compared to 49.9% for the comparable quarter of 2009.

▪	Income from operations – Income from operations was $1.59 million for the second quarter of 2010, an increase of 5.0% from $1.51 million of the comparable quarter of 2009.

▪	Net Income – Net income was $1.26 million for the second quarter of 2010, a decrease of 1.9% from the comparable quarter of 2009.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

 The following table sets forth selected items from our unaudited condensed consolidated statements of operations by dollar and as a percentage of our revenues for the periods indicated:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	$	% of Revenues	$	% of Revenues
Revenues	4,493,784	100.0%	3,549,446	100.0%
Cost of revenues	2,300,315	51.2%	1,779,453	50.1%
Gross Profit	2,193,469	48.8%	1,769,993	49.9%
Operating Expenses	608,305	13.5%	260,464	7.3%
Income from Operations	1,585,164	35.3%	1,509,529	42.6%
Other Income (Expenses), net	(140,420)	(3.1)%	6,010	0.2%
Income tax expense	181,584	4.0%	228,124	6.4%
Net Income	1,263,160	28.1%	1,287,415	36.4%

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

    Operating Expenses - Operating expenses including selling expenses and general and administrative expenses increased $0.35 million or 133.5% to $0.61 million for the three months ended June 30, 2010 from $0.26 million during the comparable period in 2009. Although our revenues increased during the second quarter of 2010, selling expenses were relatively stable at $0.04 million for the three months ended June 30, 2010 and $0.08 million for the comparable period in 2009, reflecting our continuous efforts in cost control.  General and administrative expenses were $0.56 million for the three months ended June 30, 2010 as compared to $0.18 million for the comparable period in 2009, an increase of $0.38 million or 207.5%. The increase was primarily due to increases in overall salary and related costs by $0.02 million, stock compensation costs of $0.15 million, Zhonghao pre-operating expenses of $0.06 million, IR expenses of $0.06 million, travelling expenses and professional fees incurred for the second quarter in 2010.

    Other Income (Expense) - Total other expenses were $0.14 million for the three months ended June 30, 2010, compared to total other income of $6,010 for the comparable period of 2009, an increase of expenses of $0.14 million.  The increase primarily resulted from a loss of $0.03 million on rental and an impairment loss of $0.10 million from long-term investment of Longjun.

Net Income  - Our net income was $1.26 million for the three months ended June 30, 2010 compared to net income of $1.29 million for the comparable period of 2009, a decrease of $0.02 million or 1.9%. Net income as percentage to revenues was 28.1% for the second quarter of 2010 compared to 36.3% in the comparable period of 2009. This decrease in net income and net income margin was primarily due to increase in operating expenses such as salary and related costs, stock compensation costs and loss on investment in Longjun.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth selected items from our unaudited condensed consolidated statements of operations by dollar and as a percentage of our revenues for the periods indicated:

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
	$	% of Revenues	$	% of Revenues
Revenues	7,283,182	100.0%	5,671,566	100.0%
Cost of revenues	3,916,105	53.8%	2,953,284	52.1%
Gross Profit	3,367,077	46.2%	2,718,282	47.9%
Operating Expenses	893,789	12.3%	457,422	8.1%
Income from Operations	2,473,288	34.0%	2,260,860	39.8%
Other Income (Expenses), net	(500,251)	(6.9%)	12,551	0.2%
Income tax expense	274,978	3.8%	342,015	6.0%
Net Income	1,698,059	23.3%	1,931,396	34.0%

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

Operating Expenses - Operating expenses including selling expenses and general and administrative expenses increased $0.44 million or 95.4% to $0.89 million for the six months ended June 30, 2010 from $0.46 million during the comparable period in 2009. Although our revenues increased during the second quarter of 2010, selling expenses were relatively stable at approximately $0.08 million for the six months ended June 30, 2010 and $0.12 for the comparable period in 2009, reflecting our continuous efforts in cost control.  General and administrative expenses were $0.81 million for the six months ended June 30, 2010 as compared to $0.34 million for the comparable period in 2009, an increase of approximately $0.47 million or 136.4%. The increase was primarily due to increases in overall salary and related costs by $0.12 million, stock compensation costs of $0.15 million, Zhonghao start-up costs of $0.06 million, IR expenses of $0.06 million, travelling expenses and professional fees for the six months ended June 30, 2010.

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

    Net Income   Our net income was $1.70 million for the six months ended June 30, 2010 compared to net income of $1.93 million for the comparable period of 2009, a decrease of $0.23 million or 12.1%. Net income as percentage to revenues was 23.3% for the first half of 2010 compared to 34.1% in the comparable period of 2009. This decrease in net income and net income margin was primarily due to increased packaging material costs, operating expenses, stock compensation costs, loss on disposal of fixed assets and impairment loss on investment in Longjun.

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

As of June 30, 2010, we had working capital of $15.12 million. The ratio of current assets to current liabilities was 4.7:1. The working capital includes cash and equivalents of $10.28 million and net accounts receivable of $6.88 million.  Most of our receivables are owed to us by our primary customers for products purchased from us, and we consider the receivables as collectible in the ordinary course.  We expect to collect substantially all of the June 30, 2010 balance of receivables in the following twelve months.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2010.  Based upon that evaluation, our management concluded that, as of such date, a material weakness existed in respect of our internal control over financial reporting, specifically in our control over the adoption of ASC 815-15, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock” which the FASB finalized in June 2008 and which became effective for fiscal years beginning after December 15, 2008.  As discussed elsewhere in this Form 10-Q/A, in response to comments raised by the Staff of the Securities and Exchange Commission, the Company determined that an error was contained in the initial filing of this quarterly report on Form 10-Q.  Such error related to the accounting for certain warrants issued during April 2010 and our failure to properly apply the accounting principles set forth in ASC 815-15 with respect to such warrants.  Based on the impact of the aforementioned accounting error, we determined to restate our consolidated financial statements as of June 30, 2010.  As a result of this material weakness, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We are committed to remediating the material weakness identified above. Because this material weakness was related to a lack of sufficient technical accounting expertise and knowledge of accepted accounting principles in the United States of America (“U.S. GAAP”) that are relevant to the Company’s financial reporting requirements, we believe our addition of an additional employee within our accounting department will help to remediate this material weakness. This employee, who has 14 years of accounting experience, was hired during 2010 and has been assigned the task (among others) of helping to establish and carry out internal audit procedures and assisting with certain other accounting and related finance matters.  Since August 2010, we also have conducted several internal training sessions for various members of our accounting staff relating to various subjects including understanding and application of US GAAP and communication skills such as English-language report writing. We believe that the hiring of an additional accounting department employee will permit our senior financial management team, led by our CFO, to increase its focus on the implementation of new accounting pronouncements such as ASC 815-15, and on our compliance with U.S. GAAP generally, and enhance our ability to properly account and report on complex material or non-routine transactions.  In addition, we believe our greater emphasis on the training of our internal accounting staff and our new internal audit procedures will also improve the effectiveness and reliability of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than as disclosed above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: March 23, 2011

	By:	/s/ Zhonghao Su
	Name: Title:	Zhonghao Su Chief Executive Officer (principal executive officer)

	By:	/s/ Yan Seong Low
	Name: Title:	Yan Seong Low Chief Financial Officer (principal accounting and financial officer)