Form 10-Q/A
period 2010-09-30
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2011-03-23
CIK 1082384

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

CHINA GREEN MATERIAL TECHNOLOGIES, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed as Amendment No. 1 to our quarterly report on Form 10-Q which was originally filed on November 9, 2010 (the “Original Filing”) with the Securities and Exchange Commission (“SEC”). We are amending and restating our financial statements and notes thereto to reflect an error related to the accounting for warrants the Company issued during the quarters ended June 30, 2010 and September 30, 2010. The warrants provided for the purchase of an aggregate of 457,500 shares of common stock, at a per-share exercise price of $0.90, to firms that were retained by the Company for investor relations purposes.  The warrants include an anti-dilution provision that would adjust the warrant exercise price if the Company issues or sells any shares of common stock or securities convertible into common stock for a consideration per share of common stock less than the per-share exercise price of the warrants.

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

In addition to the amendment and restatement of the financial statements contained in "Item 1 - Financial Statements," we have also amended: "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," to revise the disclosures therein to reflect the changes in our financial results as reported in the amended and restated financial statements included in this amended quarterly report; "Item 4 - Controls Procedures," to address the impact of the above-mentioned accounting error on the effectiveness of the Company's disclosure controls and procedures as of September 30, 2010 and "Item 6 - Exhibits," to reflect the newly signed and dated certifications attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2. Except as stated in the preceding sentence we have not amended any other portion of the Original Filing. We are concurrently herewith also filing an amendment to our quarterly report on Form 10-Q for the quarter ended June 30, 2010 which was originally filed with the SEC on August 16, 2010.

Except as specifically referenced herein, this Amendment No. 1 to the quarterly report on Form 10-Q does not reflect any event subsequent to November 9, 2010, the filing date of the Original Filing.

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

As used herein, “China Green,” “we,” “us,” “our” and the “Company” refers to China Green Material Technologies, Inc. and its subsidiaries.

  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited) (Restated)	December 31, 2009 (Audited)
Assets
Current Assets:
Cash and equivalents	$10,751,062	$7,321,276
Cash - restricted	26,849	3,443
Accounts receivable, net	8,706,659	6,524,510
Inventories	794,356	456,970
Accrued receivables	134,306	549,288
Other receivables	363,053	19,210
Deferred income tax assets	156,070	4,918
Prepaid expenses	26,715	29,434
Unamortized investors relation services expense	369,601	-
Other current assets	-	78,863
Total Current Assets	21,328,671	14,987,912

Deposits to suppliers of property and equipment	298,459	-
Property and equipment, net	17,117,251	10,394,584
Intangible assets, net	5,071,592	5,060,559
Know-how right, net	2,117,190	2,160,533
Investment	16,298	310,419

Total Assets	$45,949,461	$32,914,007

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$364,996	$302,786
Customer deposits	2,494	4,213
Due to stockholders/officers, net	311,468	300,793
Warrants liability	356,610
Taxes payable	358,129	430,408
Other current liabilities	2,477,205	1,469,121
Total Current Liabilities	3,870,902	2,507,321

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,701,025 and 18,711,388 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	25,701	18,711
Additional paid-in capital	25,158,616	17,895,324
Reserve funds	1,513,422	1,152,569
Retained earnings	10,995,571	7,709,729
Accumulated other comprehensive income	4,385,249	3,630,353

Total Stockholders’ Equity	42,078,559	30,406,686

Total Liabilities and Stockholders’ Equity	$45,949,461	$32,914,007

The accompanying notes are an integral part of the financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
 UNAUDITED CONSOLIDATED STATEMENTS OF
 INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 (Restated)	2009	2010 (Restated)	2009

Revenues	$6,011,160	$4,185,043	$13,294,342	$9,856,609
Cost of goods sold	3,267,745	2,152,844	7,183,850	5,106,128

Gross profit	2,743,415	2,032,199	6,110,492	4,750,481

Operating Expenses
Selling expenses	47,025	80,751	134,304	196,358
General and administrative expenses	459,914	186,921	1,113,162	528,736
Stock based compensation	(31,865)	-	121,397	-
Total Operating Expenses	475,074	267,672	1,368,863	725,094

Income From Operations	2,268,341	1,764,527	4,741,629	4,025,387

Other income (expense):
Interest income	2,404	1,798	5,343	3,792
Net rental income/(expenses)	(28,343)	6,014	(94,373)	18,039
Impairment of investment	(2,851)	-	(296,102)	-
Loss on fixed assets disposal and intangible assets written off	-	(458,599)	(126,025)	(459,611)
Other expenses - net	(1,091)	81	(18,975)	(375)
Total other income (expense)	(29,881)	(450,706)	(530,132)	(438,155)

Income Before Income Taxes	2,238,460	1,313,821	4,211,497	3,587,232

Provision for income taxes	289,826	204,622	564,804	546,637

Net Income	1,948,634	1,109,199	3,646,693	3,040,595

Foreign currency translation adjustment	556,202	18,965	754,896	(12,182)

Comprehensive Income	$2,504,836	$1,128,164	$4,401,589	$3,028,413

Net Income Per Common Share
basic	$0.08	$0.06	$0.15	$0.16
diluted	$0.08	$0.06	$0.15	$0.16

Weighted Common Shares Outstanding
basic	25,650,856	18,711,388	24,046,432	18,711,388
diluted	25,919,251	18,711,388	24,218,671	18,711,388

The accompanying notes are an integral part of the financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010 (Restated)	2009
Cash flows From Operating Activities:
Net Income	$3,646,693	$3,040,595
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	1,053,794	970,702
Changes in deferred tax	(148,710)	(58,980)
Bad debt expenses	10,096	8,427
Stock based compensation	121,397	-
Impairment of investment	296,102	-
Loss on disposal of fixed assets	126,025	64,432
Loss on disposal of intangible assets	-	395,179
Changes in operating assets and liabilities
Accounts receivable	(2,037,616)	(1,676,002)
Inventories	(323,686)	7,402
Accrued receivables	418,689	-
Prepaid expenses and other receivables	(255,823)	(29,060)
Other current assets	-	(61,357)
Accounts payable and accrued expenses	51,432	(46,303)
Customer deposits	(1,770)	(6,991)
Taxes payable	(79,117)	439,979
Other current liabilities	-	(123,683)
Net Cash Provided by Operating Activities	2,877,506	2,924,340

Cash Flows From Investing Activities:
Restricted cash	(23,346)	(946)
Advances to suppliers of property and equipment	(293,817)	-
Purchase of property and equipment	(7,557,790)	(64,384)
Deposit for purchase of patent rights	-	(146,492)
Proceeds from disposal of fixed assets	117,527	158,803
Net Cash Used in Investing Activities	(7,757,426)	(53,019)

Cash Flows From Financing Activities:
Payment to shareholders/officers loans	-	(1,025,441)
Proceeds from shareholders/officers loans	4,956	19,799
Advance from third party	969,596	-
Proceeds from stock issued	7,135,894	-
Net Cash Provided by (Used in) Financing Activities	8,110,446	(1,005,642)

Effect of Exchange Rate Changes on Cash and Equivalents	199,260	2,527

Net Increase in Cash and Equivalents	3,429,786	1,868,206

Cash and Equivalents at Beginning of Period	7,321,276	4,243,140

Cash and Equivalents at End of Period	$10,751,062	$6,111,346

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-
Cash paid for Income taxes	$581,158	$533,673

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

2. Restatement

The financial statements for the quarter ended September 30, 2010 filed with the SEC on November 9, 2010 contained an error related to the accounting for warrants the Company issued during the nine months ended September 30, 2010.  The warrants provided for the purchase of an aggregate of 457,500 shares of common stock, at a per-share exercise price of $0.90, to two firms that were retained by the Company for investor relations purposes.  The warrants include an anti-dilution provision that would adjust the warrant exercise price if the Company issues or sells any shares of common stock or securities convertible into common stock for a consideration per share of common stock less than the exercise price of the warrants.

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

At September 30, 2010, the derivative liabilities associated with these warrants had a fair value of $356,610, which was determined using the Black Scholes Option Pricing Model with the following assumptions: discount rate – 0.19%; dividend yield – 0%; expected volatility – 89.46% and expected term of 0.5 year. The initial fair value of the expense resulting from such warrants is amortized on a straight line basis over the period of service under the agreement with the recipient of the warrants.  Any changes in the fair values of the warrants will be charged to expense or credited to income, as applicable, in the period of change.

The Company’s consolidated balance sheet as of September 30, 2010, as previously reported and as restated, is as follows:

	September 30, 2010
	As previously Reported	Adjustment		As Restated
Assets
Current Assets:
Cash and equivalents	$10,751,062	$		$10,751,062
Cash - restricted	26,849			26,849
Accounts receivable, net	8,706,659			8,706,659
Inventories	794,356			794,356
Accrued receivables	134,306			134,306
Other receivables	363,053			363,053
Deferred income tax assets	156,070			156,070
Prepaid expenses	26,715			26,715
Unamortized investors relation services expenses	-		369,601	369,601
Total Current Assets	20,959,070			21,328,671

Deposits to suppliers of property and equipment	298,459			298,459
Property and equipment, net	17,117,251			17,117,251
Intangible assets, net	5,071,592			5,071,592
Know-how right, net	2,117,190			2,117,190
Investment	16,298			16,298

Total Assets	$45,579,860		369,601	$45,949,461

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$364,996			$364,996
Customer deposits	2,494			2,494
Due to stockholders/officers, net	311,468			311,468
Taxes payable	358,129			358,129
Warrant liabilities	-		356,610	356,610
Other current liabilities	2,477,205			2,477,205
Total Current Liabilities	3,514,292		356,610	3,870,902

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,629,515 and 18,711,388 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	25,701			25,701
Additional paid-in capital	25,721,674		(563,058)	25,158,616
Reserve funds	1,513,422			1,513,422
Retained earnings	10,419,522		576,049	10,995,571
Accumulated other comprehensive income	4,385,249			4,385,249

Total Stockholders’ Equity	42,065,568		12,991	42,078,559

Total Liabilities and Stockholders’ Equity	$45,579,860		369,601	$45,949,461

The Company’s consolidated statements of operations for the three months ended September 30, 2010, as previously reported and as restated, are as follows:

	Three months ended September 30, 2010
	As Previously Reported	Adjustment	As Restated

Revenues	$6,011,160	$-	$6,011,160
Cost of revenues	3,267,745	-	3,267,745

Gross profit	2,743,415	-	2,743,415

Operating Expenses
Selling expenses	47,025	-	47,025
General and administrative expenses	459,914	-	459,914
Stock based compensation	225,845	(257,710)	(31,865)
Total Operating Expenses	732,784	(257,710)	475,074

Income From Operations	2,010,631	257,710	2,268,341

Other income (expense):
Interest income	2,404	-	2,404
Net rental income/(expenses)	(28,343)	-	(28,343)
Loss on investment	(2,851)	-	(2,851)
Loss on disposal of property and equipment	-	-	-
Other expenses - net	(1,091)	-	(1,091)
Total other income (expense)	(29,881)	-	(29,881)

Income Before Income Taxes	1,980,750	257,710	2,238,460

Provision for income taxes	289,826	-	289,826

Net Income	1,690,924	257,710	1,948,634

Foreign currency translation adjustment	556,202	-	556,202

Comprehensive Income	$2,247,126	$257,710	$2,504,836

Net Income Per Common Share
basic	$0.07	$0.01	$0.08
diluted	$0.07	$0.01	$0.08

Weighted Common Shares Outstanding
basic	25,650,856	-	25,650,856
diluted	25,919,251	-	25,919,251

The Company’s consolidated statements of operations for the nine months ended September 30, 2010, as previously reported and as restated, are as follows:

	Nine months ended September 30, 2010
	As Previously Reported	Adjustment	As Restated

Revenues	$13,294,342	$-	$13,294,342
Cost of revenues	7,183,850	-	7,183,850

Gross profit	6,110,492	-	6,110,492

Operating Expenses
Selling expenses	134,304	-	134,304
General and administrative expenses	1,113,162	-	1,113,162
Stock based compensation	697,446	(576,049)	121,397
Total Operating Expenses	1,944,912	(576,049)	1,368,863

Income From Operations	4,165,580	576,049	4,741,629

Other income (expense):
Interest income	5,343	-	5,343
Net rental income/(expenses)	(94,373)	-	(94,373)
Loss on investment	(296,102)	-	(296,102)
Loss on disposal of property and equipment	(126,025)	-	(126,025)
Other expenses - net	(18,975)	-	(18,975)
Total other income (expense)	(530,132)	-	(530,132)

Income Before Income Taxes	3,635,448	576,049	4,211,497

Provision for income taxes	564,804	-	564,804

Net Income	3,070,644	576,049	3,646,693

Foreign currency translation adjustment	754,896	-	754,896

Comprehensive Income	$3,825,540	$576,049	$4,401,589

Net Income Per Common Share
basic	$0.13	$0.02	$0.15
diluted	$0.13	$0.02	$0.15

Weighted Common Shares Outstanding
basic	24,046,432	-	24,046,432
diluted	24,218,671	-	24,218,671

3. Cash – Restricted

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

5. Inventories

Inventories at September 30, 2010 (unaudited) and December 31, 2009 consisted of the following:

	2010	2009
Raw materials	$667,858	$357,156
Work in process	16,130	12,297
Finished goods	93,496	66,072
Packaging and other	16,872	21,445
Total	$794,356	$456,970

 6. Deposits to Suppliers of Property and equipment

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

The Company leases certain unused building and land use right, and equipment and machinery under operating leases with terms that have been extended to December 31, 2010. The rental revenue and cost (unaudited) for the nine months ended September 30, 2010 and 2009 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental income	$66,460	$109,797	$198,325	$329,316
Less: depreciation and amortization	94,803	103,783	292,698	311,277
Total Income (loss) from rental	$(28,343)	$6,014	$(94,373)	$18,039

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

10.   Know-how Right

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2010 (unaudited) and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
US statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference	(9.0)%	(9.0)%	(9.0)%	(9.0)%
Effect of tax holiday	(10.0)%	(10.0)%	(10.0)%	(10.0)%
Other	(2.1)%	0.6%	(1.6%)	0.2%
Tax per financial statements	12.9%	15.6%	13.4%	15.2%

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

14. Stockholders’ Equity

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

15. Stock-Based Compensation

Stock Warrants

On January 11, 2010, pursuant to the Securities Purchase Agreement, the Company placed in escrow (i) $100,000 of the net proceeds from the January 2010 Private Placement to be issued to investor relations firms designated by a representative of certain of the Purchasers and approved by the Company (the “IR Cash”) and (ii) warrants to purchase 700,000 shares of common stock of the Company at $0.90 per share with cashless exercise rights and which will be exercisable for one year beginning on the date that such warrants are issued (the “IR Warrants”) to investor relations firms designated by a representative of certain of the Purchasers and approved by the Company. The investor relations firms proposed to receive the IR Cash and the IR Warrants must be designated (subject to Company approval) on or before September 30, 2010.  In April 2010, the Company issued IR Warrants to two investor relations firms to purchase 437,500 shares of Common Stock; and in July 2010, the Company issued IR Warrants to one other investor relations firm to purchase 20,000 shares of Common Stock.  Pursuant to their terms, the warrants will expire in April and July 2011, respectively.  The initial fair market value of the warrants issued in April 2010 was $1,025,812 and was recorded on the balance sheet as an unamortized expense (i.e., an asset) and a corresponding amount was recorded on the balance sheet as a warrant liability. The initial fair market value was estimated on the date of grant using the Black-Scholes Option Pricing Model in accordance with ASC 718, Compensation - Stock Compensation, using the following assumptions: expected dividend yield 0%, risk-free interest rate of 0.49%, volatility of 289.07%, and an expected term of one year.  The initial fair market value of the warrants issued in July 2010 was $37,693 and was recorded on the balance sheet as an unamortized expense (i.e., an asset) and a corresponding amount was recorded on the balance sheet as a warrant liability. The initial fair value of these warrants was determined by using the Black-Scholes Options Pricing Model with the following assumptions: discount rate – 0.3%; dividend yield – 0%; expected volatility – 111.31% and term of 1 year.

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

▪
Revenues – Revenues were $6.01 million for the third quarter of 2010, an increase of 43.6% from the comparable quarter of 2009, due to tonnage sold increase by 32.4% and average selling price increase by 8.5%.

▪
Gross Margin – Gross margin was 45.6% for the third quarter of 2010, as compared to 48.6% for the comparable quarter of 2009, due to increase in overall production costs by 14.6% mainly caused by increase in raw materials price, amortization costs for know-how, utilities and packaging costs.

▪	Income from operations – Income from operations was $2.27 million for the third quarter of 2010, an increase of 28.6% from $1.76 million of the comparable quarter of 2009.

▪	Net Income – Net income was $1.95 million for the third quarter of 2010, an increase of 75.7% from the comparable quarter of 2009.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth selected items from our unaudited consolidated statements of operations by dollar and as a percentage of our revenues for the periods indicated:

	2010		2009
	$	% of Revenues	$	% of Revenues
Revenues	6,011,160	100.0%	4,185,043	100.0%
Cost of revenues	3,267,745	54.4%	2,152,844	51.4%
Gross Profit	2,743,415	45.6%	2,032,199	48.6%
Operating Expenses	475,074	7.9%	267,672	6.4%
Income from Operations	2,268,341	37.7%	1,764,527	42.2%
Other Income (Expenses), net	(29,881)	(0.5)%	(450,706)	10.8%
Income tax expense	289,826	4.8%	204,622	4.9%
Net Income	1,948,634	32.4%	1,109,199	26.5%

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

Operating Expenses - Operating expenses including selling expenses and general and administrative expenses increased $0.21 million or 77.5% to $0.48 million for the three months ended September 30, 2010 from $0.27 million during the comparable period in 2009. Although our revenues increased during the third quarter of 2010, selling expenses were relatively stable at $0.04 million for the three months ended September 30, 2010 and $0.08 million for the comparable period in 2009, due to closure of certain marketing representative offices.  General and administrative expenses were $0.43 million for the three months ended September 30, 2010 as compared to $0.19 million for the comparable period in 2009, an increase of $0.24 million or 129.0%. The increase was primarily due to increases in overall salary and related costs by $0.08 million, reversal from stock compensation costs of $0.03 million, IR and travelling expenses of $0.10 million and professional fees of $0.09 million incurred for proposed corporate exercise for the third quarter in 2010.

Other Income (Expense) - Total other expenses were $0.03 million for the three months ended September 30, 2010, compared to total other expenses of $0.45 million for the comparable period of 2009, a decrease of expenses of $0.42 million.  The decrease primarily resulted from a loss of $0.46 million on intangible assets written off for the period ended September 30, 2009.

Net Income - Our net income was $1.95 million for the three months ended September 30, 2010 compared to net income of $1.11 million for the comparable period of 2009, an increase of $0.84 million or 75.7%. Net income as percentage to revenues was 32.4% for the third quarter of 2010 compared to 26.5% in the comparable period of 2009. This increase in net income and net income margin was primarily due to increase in revenues outrace the increase in cost of revenues and operating expenses for three months ended September 30, 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth selected items from our unaudited condensed consolidated statements of operations by dollar and as a percentage of our revenues for the periods indicated:

	2010		2009
	$	% of Revenues	$	% of Revenues
Revenues	13,294,342	100.0%	9,856,609	100.0%
Cost of revenues	7,183,850	54.0%	5,106,128	51.8%
Gross Profit	6,110,492	46.0%	4,750,481	48.2%
Operating Expenses	1,368,863	10.3%	725,094	7.4%
Income from Operations	4,741,629	35.7%	4,025,387	40.8%
Other Income (Expenses), net	(530,132)	(4.0%)	(438,155)	(4.4%)
Income tax expense	564,804	4.2%	546,637	5.5%
Net Income	3,646,693	27.4%	3,040,595	30.8%

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

Operating Expenses - Operating expenses including selling expenses and general and administrative expenses increased $0.64 million or 88.8% to $1.37 million for the nine months ended September 30, 2010 from $0.73 million during the comparable period in 2009. Although our revenues increased during the third quarter of 2010, selling expenses were relatively stable at approximately $0.13 million for the nine months ended September 30, 2010 and $0.20 million for the comparable period in 2009, mainly due to closure of some marketing representative offices.  General and administrative expenses were $1.23 million for the nine months ended September 30, 2010 as compared to $0.53 million for the comparable period in 2009, an increase of approximately $0.71 million or 133.4%. The increase was primarily due to increases in overall salary and related costs by $0.20 million, stock compensation costs of $0.12 million, Zhonghao Bio start-up costs of $0.02 million, IR and travelling expenses of $0.12 million and professional fees of $0.24 incurred for proposed and completed corporate exercise for the nine months ended September 30, 2010.

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

Net Income   Our net income was $3.65 million for the nine months ended September 30, 2010 compared to net income of $3.04 million for the comparable period of 2009, an increase of $0.61 million or 19.9%. Net income as percentage to revenues was 27.4% for the nine months of 2010 compared to 30.8% in the comparable period of 2009. This increase in net income and decrease in net income margin was primarily due to increased in raw materials price, packaging material costs, operating expenses, stock compensation costs, loss on disposal of fixed assets and impairment loss on investment in Longjun.

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

As of September 30, 2010, we had working capital of $17.45 million. The ratio of current assets to current liabilities was 5.5:1. The working capital includes cash and equivalents of $10.75 million and net accounts receivable of $8.71 million.  Most of our receivables are owed to us by our primary customers for products purchased from us, and we consider the receivables as collectible in the ordinary course.  We expect to collect substantially all of the September 30, 2010 balance of receivables in the following six months.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2010.  Based upon that evaluation, our management concluded that, as of such date, a material weakness existed in respect of our internal control over financial reporting, specifically in our control over the adoption of ASC 815-15, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock” which the FASB finalized in June 2008 and which became effective for fiscal years beginning after December 15, 2008.  As discussed elsewhere in this Form 10-Q/A, in response to comments raised by the Staff of the Securities and Exchange Commission, the Company determined that an error was contained in the initial filing of this quarterly report on Form 10-Q.  Such error related to the accounting for certain warrants issued during April 2010 and July 2010 and our failure to properly apply the accounting principles set forth in ASC 815-15 with respect to such warrants.  Based on the impact of the aforementioned accounting error, we determined to restate our consolidated financial statements as of June 30, 2010 and September 30, 2010.  As a result of this material weakness, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Other than as disclosed above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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