Form 10-K
period 2010-12-31
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2011-04-13
CIK 1082384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
___________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

Commission file number 001-15683

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0381646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
No. 1 Yantai Third Road, Centralism Area, Haping Road, Harbin Economic and Technological Development Zone
Harbin, Heilongjiang Province, People’s Republic of China	150060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86-451-5175 0888

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2010 (the last trading day of the registrant’s most recently completed second fiscal quarter) was approximately $35,772,982, based upon the $2.45 closing price per share of the common stock as quoted by the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”).

As of April 12, 2011, there were 25,756,025 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
Table of Contents

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS	54

Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (“RMB” or “Renminbi”), the currency of the People’s Republic of China (“China” or “PRC”). For purposes of this annual report, U.S. dollar amounts are based on conversion at year-end exchange rates of US$1.00 to RMB 6.6227 for assets and liabilities, and a weighted-average of US$1.00 to RMB 6.7692 for revenue and expenses in the fiscal year ended December 31, 2010.  There is no assurance that RMB amounts could have been or could be converted into U.S. dollars at such rates.

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

PART I

ITEM 1. BUSINESS.

Business Overview

We manufacture and sell starch-based biodegradable and disposable food trays, containers, tableware and packaging materials.  Our starch-based material is a substitute to conventional petroleum-based plastic and paper materials used to make food trays, containers, tableware and packaging products.  We produce the starch-based material for our products using a proprietary manufacturing method which we refer to as dry-powder blending and we believe this method reduces our processing time and costs, as compared to conventional liquid solvents methods. We believe that our products are competitively priced as compared to petroleum-based plastic food containers and paper food containers in China. We market our products through our internal marketing and distribution personnel, currently located at our new corporate office in Harbin, China, as well as through third-party distributors.  Beginning in January 2010, we began selling our products to a customer in Italy.  We attempt to improve our products and production processes through our internal research and development personnel with assistance from personnel in our production department.

History

We are a Nevada corporation incorporated in December 1997 under the name Mount Merlot Estates, Inc.  At the time we acquired our current business in February 2007, our corporate name was “Ubrandit.com.”  On January 14, 2008, we changed our name to “China Green Material Technologies, Inc.”  Since on or about February 25, 2011, the Company’s shares have been quoted on the OTCQB market operated by Pink OTC Markets Inc. under the symbol CAGM.PK.  Prior to such time, the Company’s shares were traded on the Over-the-Counter Bulletin Board (the “Bulletin Board”) operated by the Financial Industry Regulatory Authority under the symbol CAGM.OB, whereas before its name change in January 2008 the Company’s shares were quoted on the Bulletin Board under the symbol UBDT.OB.

On February 9, 2007, we acquired all of the outstanding capital stock of Advanced Green Materials, Inc. (“AGM”), a Nevada corporation, by merging a wholly owned subsidiary of ours into AGM. Through AGM, we indirectly own all of the outstanding capital stock of Harbin ChangFangYuan Hi-Tech Environment-Friendly Industrial Co., Ltd. (“CHFY”), a corporation organized under the laws of the PRC.  AGM has substantially no operations and substantially no assets other than the shares of CHFY and Zhonghao Bio (as defined below).  Through CHFY and Zhonghao Bio, we operate the business described in this annual report on Form 10-K and in the financial statements included herein.  We sometimes refer to our acquisition of AGM and CHFY as our “2007 Business Combination.”  Immediately before our 2007 Business Combination, we had no material assets and no material operations and therefore we were considered a “shell company” (as defined by Rule 12b-2 of the Exchange Act).  As consideration for the acquisition of AGM and CHFY, we issued to the former owners of AGM shares of our Series A Convertible Preferred Stock that were convertible into approximately 98% of our outstanding common shares, on an post-converted basis.

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

CHFY was incorporated in the Heilongjiang Province of China on May 12, 1999. It was known as Harbin TianHao Technology Co., Ltd., and changed its name to Harbin ChangFangYuan Hi-Tech Industry Co., Ltd. on September 28, 2004, and further changed its nature from a joint stock limited company into a limited liability company on August 15, 2006 and changed its name to Harbin ChangFangYuan Hi-Tech Environment-Friendly Industrial Co., Ltd. and in the meantime AGM acquired all of the outstanding capital stock of CHFY on September 1, 2006.

Prior to May 2006, CHFY engaged only in product development and the establishment of manufacturing facilities and marketing relationships.  CHFY’s business realized its first revenue in May 2006.

On June 26, 2010, AGM completed the incorporation of a wholly owned subsidiary, Heilongjiang Zhonghao Starch-Based Biodegradable Materials Co., Ltd. (“Zhonghao Bio”) with registered capital of US$2.8 million in the Heilongjiang Province of China. Through Zhonghao Bio, the Company owns the new manufacturing facility and corporate headquarter located in Harbin Economic Technological Development Zone, which is described below under Item - “Business – Properties.”. The Company moved its corporate office to this new headquarter in September 2010.

Market Opportunity

We believe that, because of concerns over environmental safety, health, and renewability of resources, there is an increasing demand worldwide for products made from materials other than oil-based plastics and paper materials.  And because of fossil fuel’s detrimental impact on the environment and in order to reduce the deposit of solid waste and plastics in the environment, we believe that there is a growing trend for government incentives and restrictions favoring the use of alternatives to products made from oil-based plastics and paper materials.  The Chinese government has deemed environmental protection an important national interest, and since 2001 has promulgated a series of laws aimed at increasing the use of biodegradable materials, including mandates for the use of recyclable materials in certain packaging and has severely limited the use of disposable polystyrene bags, cutlery and tableware.  For example, in 2001 the PRC’s State Economic and Trade Commission announced a ban on production and use of disposable expanded plastic food containers throughout China; in 2007, the PRC’s General Office of the State Council announced a ban on the production, sale and use of plastic shopping bags thinner than 0.025 millimeters; effective June 1, 2008, under the PRC’s State Council Decree, it prohibited retailers from providing free plastic bags to customers; and on June 1, 2009, the PRC Food Safety Law (which also applies to food packaging materials and food containers) established an enhanced monitoring and supervision system, a product-recall system and a set of national safety standards.  The Food Safety Law will apply stricter tests on raw materials and higher control over the manufacturing processes of foods and food packaging materials.

Our goal is to provide products that address the opportunities created by these developments.  Because our products are made from sustainable resources, renewable ingredients and are biodegradable, we believe they are environment friendly and consistent with the “4R” environmental goals of “Reduce,” “Recycle,” “Reuse”, and “Recover.” We focus our research and development efforts on improving our current lines of disposable consumer goods in the catering, frozen food and home and personal use areas and on the development and introduction of new biodegradable plastic replacement products.

Our Products

Our starch-based material is potentially a substitute for the oil-based plastics and papers used in a wide variety of products.  We currently manufacture and sell disposable food trays, containers, tableware and packaging materials and we are actively researching the introduction of additional product lines.  During 2010 we developed food trays to hold frozen dumplings, which we produce in various sizes, including food containers with height of 8 cm and width of A4 paper size and a starch-based cup which we produce in sizes up to 17 cm tall.  In addition, during 2010 we also designed dual purpose, customized biodegradable and disposable tableware products for operational personal in the Railway Bureau of Harbin, potentially one of our major customers.

Current Products We manufacture and sell customized starch-based biodegradable disposal tableware to retail consumers via supermarket chain operators, and customized food packaging products to frozen food manufacturers and railway bureaus in China.  We also manufacture and sell food and beverage containers and utensils made from our starch-based biodegradable material, including cups, plates and bowls to our distributors. Within the area of food and beverage containers and utensils, we produce a “Enjoy Dinner without Dish Washing” and set of “Four-pieces disposable tableware” series, which is a traveling, hotel and restaurant, picnic and outdoor series of tableware products.

Our starch-based products are an alternative to conventional petroleum-based plastic polymers such as polypropylene “PP” and polystyrene “PS” which are widely used to produce disposable take-away containers, disposable cups, plates, trays and cutlery.

Possible Future Products  We believe our starch-based material may be suited for additional uses and we are actively considering the introduction of additional product lines including:

•
Trash bags and shopping bags.  We believe our starch-based material would be an alternative to conventional plastic polymers such as high density polyethylene “HDPE” and low density polyethylene “LDPE” which widely used to produce trash bags and shopping bags. Use of our material in these products will help reduce the use of non-biodegradable plastic polymers and landfill impact attributable to the disposal of petroleum and petroleum-based plastics.

•
Packaging materials.  We are evaluating the use of our starch-based material as an alternative to plastic polymer such as low density polyethylene (“LDPE”) which is widely used for various packaging products. We have produced and used this starch-based material as packaging material for our products sold to a customer in Italy.

If we determine that the market opportunities exist for us to expand our business through introduction of either or both of these new products, we may consider acquiring or constructing an additional production facility, either in the area of the city of Harbin or in other areas of China near large consumer markets and with good access to key raw materials such as corn starch.  In addition, we may consider acquisitions of businesses with complementary product lines or in related industries.  Either of these strategies are likely to require that we obtain substantial additional amounts of financial resources, and there is no assurance that adequate additional capital would be available to us for these or any other purposes on satisfactory terms if at all.

Our Starch-Based Material

We produce a starch-based material using corn starch as the principal ingredient, and we manufacture all our products using this starch-based material.  Our starch-based material is non-toxic, harmless, heat-resistant, odor free and can be used in microwave ovens and retains its structural integrity at temperatures between -40°C and +150°C.

Our starch-based material is produced by adding bio-additives, such as polymer starch, cellulose and polyols, into modified starch to synthesize propionolactones, which is a cyclic lactone compound easily broken down with reagents such as water and alcohol. Such material has good structural strength and plasticity. However, when exposed to microorganisms such as those prevailing in urban garbage dumps, it can almost be completely decomposed into carbon dioxide and water through enzymes secreted by microorganisms. The decomposition process takes about 45 days after it is initially exposed to high concentrations of microorganisms in experimental conditions without any toxic effects to the atmosphere and soil. In contrast, other degradable products and biodegradable materials produced by our competitors typically take more than 45 days to decompose.

Our Technology

We utilize “dry-powder blending” technology, a proprietary water-free production process in the production of the biodegradable, starch-based material used to manufacture our products.  At present, both in China and elsewhere, the formulation of starch-based biodegradable products often involves the use of liquid solvents to modify the property of starch through mixed liquid polymerization. We believe that our dry-powder blending technology helps us to reduce the time and, as a result, the cost to produce our material compared with production methods using liquid solvents.

On September 17, 2009, to acquire technology for use in the manufacture of the Company’s starch-based material, the Company entered into an agreement to purchase two technologies from four individuals including two related parties, Mr. Zhonghao Su, Chief Executive Officer of the Company, and Mr. Yingjie Qiao, ex-technical director of the Company.  Pursuant to the sales agreement, Mr. Zhonghao Su agreed to contribute his interest in the technologies without any consideration. The total amount payable for these two technologies was RMB 15 million which was the fair value of the know-how right (US$ 2,264,937), of which the Company paid RMB5 million (US$754,979).  The remaining RMB10 million (US$1,509,958), which was recorded as contingent liabilities, will be paid by the Company upon receipt of the patent rights certificates for these two technologies and transfer of the ownership of these patent rights to the Company.

On December 17, 2009, the Company entered into a supplemental agreement with three owners of these technologies, Mr. Yingjie Qiao, Mr. Zhonghao Su, and one of the two unrelated sellers, to amend the agreement for the purchase of the technologies. Pursuant to the supplemental agreement, the Company only acquired one technology for the total purchase price of RMB15 million (US$2,264,937) payable to Mr. Yingjie Qiao and Mrs. Dongyen Tang, of which the Company has already paid RMB5 million (US$754,979). Under the supplemental agreement, there was no change in the arrangement to pay the remaining RMB10 million (US$1,509,958); such amount was recorded as contingent liabilities and will be paid by the Company to Mr. Yingjie Qiao and one of the two unrelated sellers when the Company receives the patent right certificate for the technology and the ownership of the patent right has been completely transferred to the Company.  This acquired technology is an alternative dry-powder blending process to produce a starch-based material safe to eat and having improved tensile strength so that it can be made into film.  The PRC State Intellectual Property Office (“SIPO”) is presently reviewing a patent application, SIPO number 200810064592.8, for this technology. The Company plans to use this technology in the production of wrapping materials for food products.

Pursuant to the supplemental agreement, the Company also obtained the right to use the other technology which was the subject of the original agreement and which the Company currently applies in its dry-powder blending process to produce its starch-based material. The supplemental agreement provides the Company with a royalty-free right to use this other technology as long as it is owned by the current owners, a right of first refusal on any proposed transfers of the technology by the current owners and an option to purchase the technology for RMB15 million (US$2,264,937). This technology is also the subject of a SIPO patent application, number 200810170935.9, filed with and presently under review by SIPO.

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

We have developed proprietary know-how relating to the production process for our starch-based material.  We believe that this know-how, when combined with our technical formulas, enables us to produce a biodegradable material that distinguishes our end products from those of our competitors in terms of speed of biodegradability and lower price.

Research and Development

Besides the purchases of intellectual property as discussed in “Our Technology,” we have an expanding internal research and development program that has regularly improved our manufacturing processes and helped us to maintain a technological advantage.  Expenditures related to our research and development activities were approximately $18,173 in 2010 and $11,084 in 2009.  Our research and development goals are to:

•	Reduce the cost of production of our starch-based material and to improve its competitiveness with petroleum-based plastics.

•	Increase the market applications for our starch-based material.

•	Develop, acquire additional technology and know-how in plant-based resins as alternative to oil-based materials and protect our intellectual property.

•	Continue to explore new alternatives and source new materials for our biodegradable material.

•	Explore the possibility to increase the starch-based content in our biodegradable material.

Manufacturing

We produce the products from our starch-based material at our two factories in the area of Harbin City, the capital city of Heilongjiang Province, China.  See additional information below under Item 2 “Properties.” Our production process consists of starch modification through high-speed blending of component ingredients into a proprietary composite material using industrial mixers, then processing such ingredients through heat, extrusion and pullout of sheet materials with customized extruders, positive and negative pressure molding of finished products, selection, disinfection and packaging. All the ingredients are blended in specific percentages according to proprietary formulations and are processed on customized equipment using our production know-how and technology.

During 2009 and 2010, our production facility consisted of a 4,192 square-meter leased facility in Harbin City, China. This facility has annual production capacity of approximately 9,000 tons of finished goods. This facility has 40 production machines, a research and development line, a lab area for product and starch-based material testing, and a logistic area with storage for raw materials and finish goods.

Because of growing demand for our finished goods, during 2010 we purchased a new 5,921 square-meter manufacturing building located in the Harbin Economic and Technological Development Zone. During the latter half of 2010, we completed the purchase and installation of the substantial majority of the production equipment for this new facility and moved our corporate administrative office, sales force and logistics center to the new facility.  The Company encountered delays in coordinating with the local electrical utility for the installation and certification of high voltage power transformers and substation needed to operate the production lines in the facility. However, during the first quarter of 2011 the installation and certification of the electrical equipment was completed and we began production at the facility.  The new facility has 22 advanced production machines, a research and development line, a lab area for product and starch-based material testing and a logistic area with storage for raw material and finished goods.  Upon reaching full capacity, the facility will be able to produce approximately 11,000 tons of finished goods annually, increasing our finished goods production capacity from the current level of 9,000 tons annually to an estimated 20,000 tons annually. We are also using this new facility as the distribution facility for our products.

We believe that our manufacturing and marketing efficiency, quality and productivity will be enhanced as a result of improvements in our manufacturing, research and development, administration and marketing functions resulting from this new facility.

Our existing production facility has United States FDA Registration, ISO 9001 quality management system certification, ISO14001 environmental management system certification and ISO22000 food safety management system certification, and to our knowledge is the only starch-based biodegradable packaging material products facility with the “China Environmental Labeling Product Certificate.” At date of this report, our new production facility had applied for ISO9001 and ISO14001 certifications and currently pending the approval from relevant authorities.

For the foreseeable future, we intend to conduct our production operations from both the existing facility and our new facility, giving us total production capacity of approximately 20,000 tons annually. We believe this capacity will adequately serve the demand we currently project for our products during 2011 and beyond.  However, in the event we determine to expand our product lines to include grocery and shopping bags, as discussed elsewhere in this annual report, or other products, we anticipate that additional production capacity would be required.  In that case, we would need to purchase or construct additional facilities, and we anticipate that we would likely need additional financial resources for such purpose, and there is no assurance that we would be able to secure such additional financial resources on term that would be acceptable to us, if at all.

Suppliers

Our major suppliers for corn-starch and bio-additives are Heilongjiang Longfeng Corn Development Co., Ltd. and Heilongjiang Yanshou Natural Pigment Co., Ltd, respectively. These two suppliers offer lower transportation costs due to their close proximity to our existing and new production facilities in Harbin. However, there are several other corn-starch and bio-additives suppliers in Heilongjiang and Jilin Provinces from whom we could obtain adequate supplies of corn-starch and bio-additives at reasonable prices.  Because our manufacturing facility is located in the largest corn producing area in China, which is the Northeast area of China, we have local access to a sufficient amount of raw materials. We have developed a raw-material control network based on independent regional corn-starch buyers to effectively manage the price and quantity of our supply of corn-starch. During 2010 there was a global trend toward higher commodities prices, particularly corn-starch, and these higher prices have decreased our gross margin percentage because to date we have not raised prices to our customers by commensurate amounts.

Marketing and Sales

As of December 31, 2010, we had a sales and marketing staff of 58 full-time employees located at our corporate office adjacent to our new manufacturing facility located in the Harbin Economic and Technological Development Zone.  Our sales and marketing staff is organized into teams that focus on different customers or categories of customers such as major distributors and large industrial customers, major supermarkets, international sales via trade shows and China import and export fairs finally retail end-users such as hotels and restaurants.  Each team is headed by its own marketing manager, who in turn reports to our marketing vice president.  In January 2010, we began to conduct international sales through our internal sales force with sales of our products to a customer in Italy. Our goal is to increase our market penetration within China and to continue to expand our international sales.

We sell our finished goods to 150 distributors, besides supermarket chains and railway bureaus.  As of December 31, 2010, our largest distributors were Weihai Tianyuan Environmental-friendly Products Co., Ltd., Jinan Ai’Jiaren Environmental-friendly Products Trading Co., Ltd. And Dalian Green Land Trading Co., Ltd., which accounted for 24.9%, 23.0% and 19.5% of our sales during 2010, respectively.  Our top five customers accounted for approximately 74.3% of our total sales in 2010.

Approximately 32.6% of our sales in 2010 were “customized” orders as compared to 24.6% in 2009, which means that we can tailor our products to meet stringent customer design needs and requirements besides delivering our high-quality standard lines of products.

In 2010, our disposable consumer goods, including cups, bowls, boxes and plates, were sold by supermarket chain operators, such as Lotus supermarkets, QKL supermarkets and RT-Mart in China.  We also continue to develop supply relationships with the provisional railway bureaus such as Harbin Railway Bureau, Jiamusi Railway Bureau and Qiqihar Railway Bureau and frozen food producer such as Zhengzhou Synear Group.

Our strategy is to use high-quality production standards to achieve high-quality products, thus creating brand awareness and brand loyalty.  We believe the increasing quality standards at our new production facility will contribute to this goal.  We invest in human, financial and material resources into brand-building efforts such as logo development and registration, brand promotion and corporate identity planning.  We intend to continue our efforts to build brand image through mass media, in connection with product distribution, and then transform the brand awareness into customer loyalty through improved performance and optimized service.  In this connection, during 2011 we intend to begin an advertising campaign in selected mass media in the area of Northeast China and in Shandong province of China, including billboards, magazines, newspapers, television and radio.  We expect that total expenditures for this media campaign may total approximately RMB20 million (US$3.0 million). At the same time, we may adopt “brand bundling marketing,” in which we bundle our products together with high-end brands to improve our brand image with targeted consumer groups.

We have registered one trademark, an associated mark of “Changfangyuan” in Chinese characters and “CAFY” in English characters, the “CHFY” brands, for food packaging products in the disposable consumer goods industry including packing boxes and packing bowls used in the catering industry, special lunch boxes and multi-functional lunch boxes used in railways, locked packing boxes and food boxes, fruit trays and special trays used in refrigerators and microwave ovens covering 14 categories and 121 series.  We market a “Enjoy Dinner without Dish Washing” series, which is a traveling, picnic and outdoor series of tableware products.  We also produce a special tray series used in refrigerators for 13 series of products.  With a rich variety of products, we believe the “Enjoy Dinner” series can fundamentally meet the demands of the market for biodegradable disposable tableware.

Competition

There are a large number of manufacturers of biodegradable materials, both in China and internationally.  These competitors include Kaneka, located in Japan, Wuhan Huali Co., Ltd. and Biograde (Nanjing) Environmental Materials Co., Ltd located in China.   Many of our competitors have substantially greater resources than we do.  In addition, several large international chemical companies have introduced both bio-based resins, polymers and/or compostable synthetic-based resins, including BASF and DuPont.  We believe we will face increased competition in the future as more competitors recognize the trend toward use of environment-friendly and fully biodegradable products.

Competition in China’s biodegradable material industry is very fragmented and consists of a combination of a few foreign competitors and many domestic biodegradable material companies. Whereas most international competitors seek to provide biodegradable plastics resins for the industrial users, our focus is on developing customized applications for the biodegradable material and selling the resulting products directly to retail end-users via our major distributors, in supermarket chains, in railway bureaus, to frozen food producers, and in hotels and restaurants.

We believe that the following competitive strengths enable us to compete effectively in China’s biodegradable material industry:

▪
Leading-Edge Technology and Processing Know-how – We believe we are one of the technology leaders in the biodegradable material industry in China and have a strong and extensive technology background.  Currently, we believe that we are the only company to use a water-free production process, which is our proprietary “dry-powder blending” manufacturing method to produce our biodegradable material, which enables us to reduce production time and costs.

▪
R&D Affiliation with Harbin Engineering University – Through our early alliance with Harbin Engineering University, we developed a strong and extensive technology background. Through a cooperation agreement with Chemical Institute of Harbin Engineering University, we have access to certain of the university’s materials science reports and its team of over 30 scientists and researchers to support our R&D initiatives.

▪
Environmental Labeling Product Certificate - We believe that we are the only starch-based biodegradable manufacturing facility in China that certificated by China Environmental United (Beijing) Certification Center Co., Ltd and authorized by the State Environmental Protection Administration of China, under Ministry of Environmental Protection of the People’s Republic of China.  We believe that this certification and authorization help in our efforts to secure orders from industrial end-users such as railway bureaus.

▪
Brand Image - We believe that we have built a valuable brand image through our track record of successful execution of customized, disposable biodegradable products to meet specific requirements for our diverse customers including railway bureaus, frozen food producers and supermarket operators. We also provide high-quality standardized, disposable biodegradable products. We plan to leverage our brand image to attempt to obtain new and recurring business, due to our ability to produce customized products.

▪
Superior Management Team - Three members of our executive management team were among the first biodegradable materials developers in China. Collectively, they have more than 34 years of experience with biodegradable materials. They are complemented by two executives with extensive finance and corporate financial reporting experience.

▪
Operational and Quality Management - We are ISO 9001, ISO 14001 and ISO 22000 certified for our existing facility. We conduct internal performance assessments twice a year and external verification annually.

▪	Ready Access to Raw Materials – Located in the Northeast region of China, one of China’s top corn producing areas, we have a large pool of qualified suppliers to choose from for our production needs.

 Employees

As of December 31, 2010, we employed a total of 245 full-time employees. The following table sets forth for the number of our employees by function as of December 31, 2010:

Department	Number of Employees
Production	99
Quality & Technical Control	20
Research & Development	6
Sales and Marketing	58
Administration	48
Human Resources	7
Finance	7
Total	245

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages. We are required under PRC law to make contributions to the employee benefit plans at specified percentage of after-tax profit. In addition, we are required by the PRC law to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws. We believe that we maintain a satisfactory working relationship with our employees and we have not been experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

We employ many highly educated and skilled senior managers, including professors and individuals with masters and doctoral degrees and overseas working experience.  Ninety-nine percent of our management employees have obtained at least a bachelor degree; the average age of our employees is 34 years.

Seasonality

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the future.

Insurance

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance.  Therefore, we are subject to business and product liability exposure. See Item 1A, “Risk Factors – Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.”

ITEM 1A. RISK FACTORS.

The shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects. You should pay particular attention to the fact that we conduct all of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in the U.S. and other countries. If any of the following risks actually occurs, our business, financial condition or operating results will suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

The normal CIT rate in China is 25%. Under the laws of the PRC, CHFY, as a wholly foreign-owned enterprise, we have been subject to lower income tax rates since 2007.  During 2009 and 2010, these income tax rates were 15.0% and 15.1%, respectively.  These lower rates will cease to be available to us after 2011, and in 2012 and subsequent years CHFY will pay income taxes at the rate of 25%.  However, during 2011 the Company will apply for “High-Technology Status Enterprise” status for Zhanghao-Bio, our subsidiary formed to own the new production facility we established during 2010 in the Harbin Economic and Technological Development Zone.  If this application is approved, the lower tax rate of 15% will continue to apply to the income attributable to Zhanghao-Bio.  Designation as a High-Technology Status Enterprise is awarded by the Chinese authorities to companies that consistently invest in the research and development of new technology and products or own proprietary intellectual property rights in some key areas supported by the Chinese government, such as environmental and sustainable materials.  There is no assurance that this application will be approved by the applicable provincial government.  Moreover, even if the application is approved, changes in applicable tax law could nullify the benefits of this designation.  Further, if the application is granted, the amount of our income that would be subject to the lower tax rate would be an amount reasonably attributable to the operations of our new facility, which is currently operating far below its capacity.

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

The approval of the China Securities Regulatory Commission may be required in connection with an offering of our securities under PRC regulations, and, if required, we cannot currently predict whether we would be able to obtain such approval.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or “CSRC,” Ministry of Commerce, or “MOFCOM”, the State-Owned Assets Supervision and Administration Commission, or “SASAC”, the State Administration of Taxation, or “SAT”, the State Administration for Industry and Commerce, or “SAIC” and State Administration of Foreign Exchange , or “SAFE” jointly promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006 and was amended on June 22, 2009 (the “M&A Regulation”). This M&A Regulation, among other things, has certain provisions that purport to require offshore special purpose vehicles, or “SPVs”, formed for the purpose of listing of the equity interests in the PRC Companies on an overseas stock exchange and directly or indirectly controlled by PRC individuals or companies to obtain approval from the CSRC prior to listing their securities on an overseas stock exchange. The application of this M&A Regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval. As the application of this M&A rule is currently unclear and since the M&A Regulation was promulgated, the PRC government has not issued the implementing rules, and there may be some uncertainties as to how this M&A Regulation will be interpreted or implemented. If the CSRC or another PRC regulatory agency subsequently were to determine that the CSRC approval is required for an offering, we could face sanctions by the CSRC or other PRC regulatory agencies. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from this transaction into the PRC, restrict or prohibit payment or remittance of dividends by its PRC subsidiaries, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our ordinary shares. The CSRC or other PRC regulatory agencies may also take actions requiring or advising us to halt such an offering.

The approval of MOFCOM may be required in connection with the acquisition of CHFY by AGM under PRC regulations, and, if required, we cannot currently predict whether we will be able to obtain such approval.

The M&A Regulation also established additional procedures and requirements that could require the approval of MOFCOM or its competent local office before any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Where a PRC enterprise or individual intends to acquire a domestic PRC affiliate in the name of a foreign company which the enterprise or the individual lawfully established or controls, such transaction shall be treated as a “related acquisition” and subject to the examination and approval of the MOFCOM.  Regarding the transaction between AGM and CHFY, because we obtained the Certification of Approval for Establishment of Enterprises with Foreign Investment in the PRC before the M&A Regulation became effective, but obtained the Business License after the effectiveness of the M&A Regulation, there is no assurance that relevant PRC government authorities will not determine that MOFCOM approval was required at the time of the acquisition. If relevant PRC government authorities deem such transactions to be a related acquisition subject to the M&A Regulation, we may have violated the M&A Regulation and could be subject to administrative fines and other penalties from relevant PRC authorities, and we may be required to obtain approval for such transactions from the MOFCOM and could be required to divest CHFY, which constitutes substantially all of our business. There are no specific declarations of fines or penalties for such violations under current PRC laws and regulations and so the penalties we could suffer are uncertain.

In the future, our strategy may include growing our business in part by acquiring additional businesses in China. Compliance with the requirements of the M&A Regulation to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM or its competent local office, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand business.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi, or RMB, into foreign currencies and, if the RMB were to decline in value, reducing our revenue in U.S. dollar terms.

The exchange rate of the RMB is currently managed by the Chinese government, and generally floats, within a percentage range, based on market supply and demand with reference to a basket of currencies.  The weight of each currency within the basket has not been announced.  The People’s Bank announced on June 19, 2010 its intention to allow the RMB to move more freely against the basket of currencies, which increases the possibility of sharp fluctuations in the value of the RMB in the near future and thus the unpredictability associated with the RMB exchange rate.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and the RMB. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Our operations are conducted in RMB, and a substantial amount of our assets are denominated in RMB.  These RMB-denominated accounts are translated into U.S. dollars at the average exchange rates in each applicable period, or for asset accounts, at each applicable date. To the extent the U.S. dollar strengthens against the RMB, the translation results in reduced revenue, operating expenses and net income for our operations, substantially all of which are denominated in RMB. Similarly, to the extent the U.S. dollar weakens against the RMB, the translation of RMB-denominated transactions results in increased revenue, operating expenses and net income. These conversions lead to translation gains or losses, which are recorded as a component of other comprehensive income.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency-denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the SAFE, by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

Recent PRC regulations relating to the establishment of offshore special purpose companies by PRC domestic residents and registration requirements for employee stock ownership plans or share option plans may subject our PRC resident beneficial owners or the plan participants to personal liability, limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

SAFE issued a public notice entitled “Notice on Relevant Issues Concerning Foreign Exchange Administration on Financing and Round-Trip Investment through offshore Special Purpose Vehicles by Domestic Residents” (“Circular 75”) on October 2005, which requires PRC domestic residents to register with the local SAFE branch before establishing or controlling any company outside of the PRC for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC domestic residents who are stockholders of offshore special purpose companies and have completed round trip investments but did not make foreign exchange registrations for overseas investments before November 1, 2005 were retroactively required to register with the local SAFE branch before March 31, 2006. PRC resident stockholders are also required to amend their registrations with the local SAFE in certain circumstances.

We are committed to complying with and to ensuring that our shareholders who are subject to the regulations will comply with the relevant rules. However, we cannot assure you that all of our shareholders who are PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Circular 75 or other related rules. The failure or inability of our PRC resident stockholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends or obtain foreign-exchange-dominated loans to our company.

As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and, if we decide to borrow funds in other currencies, any resulting foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement acquisitions that we determine would be beneficial to our growth strategy, and could adversely affect our business and prospects.

There are significant uncertainties under the EIT Law regarding our PRC enterprise income tax liabilities, such as tax on dividends paid to us by our PRC subsidiary and tax on any dividends we pay to our non-PRC corporate stockholders.

The EIT Law provides that enterprises established outside of the PRC whose “de facto management bodies” are located in the PRC are considered as a “tax-resident enterprise” and are generally subject to the uniform 25.0% enterprise income tax rate on global income. Under the implementation regulations to EIT Law, “de facto management body” refers to a managing body that in practice exercises overall management control over the production and business, personnel, accounting and assets of an enterprise. In addition, on April 22, 2009, the State Administration of Taxation of the PRC issued the Notice on the Issues Regarding Recognition of Overseas Incorporated Enterprises that are Domestically Controlled as PRC Resident Enterprises Based on the De Facto Management Body Criteria, or Circular 82, which was retroactively effective as of January 1, 2008. This notice provides that an overseas incorporated enterprise which is controlled by PRC enterprises will be recognized as a “tax-resident enterprise” if it satisfies all of the following conditions: (i) the senior management responsible for daily production/business operations are primarily located in the PRC, and the location(s) where such senior management execute their responsibilities are primarily in the PRC; (ii) strategic financial and personnel decisions are made or approved by organizations or personnel located in the PRC; (iii) major properties, accounting ledgers, company seals and minutes of board meetings and stockholder meetings, etc, are maintained in the PRC; and (iv) 50.0% or more of the board members with voting rights or senior management habitually reside in the PRC. Although Circular 82 only applies to offshore enterprises controlled by PRC enterprises, not those controlled by PRC individuals or foreigners, like our company, the determining criteria set forth in Circular 82 may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, individuals or foreigners. If the PRC tax authorities determine that we are a “tax-resident enterprise,” we may be subject to enterprise income tax at a rate of 25.0% on our worldwide income. This may have an impact on our effective tax rate, and may result in a material adverse effect on our net income and results of operations. In addition, dividends paid by us to our non-PRC corporate stockholders as well as gains realized by such stockholders from the sale or transfer of our stock may be subject to a PRC tax under the EIT Law, and we may be required to withhold PRC tax on dividends paid to our non-PRC corporate stockholders.

We face uncertainty from the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises’ Share Transfer (“Circular 698”) released in December 2009 by China’s State Administration of Taxation, or the SAT, effective as of January 1, 2008.

Pursuant to the Circular on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises (“Circular 698”) issued by the SAT on December 10, 2009, where a foreign investor transfers the equity interests of a PRC resident enterprise indirectly via disposing of the equity interests of an overseas holding company (an “Indirect Transfer”) and such overseas holding company is located in a tax jurisdiction that: (i) has an effective tax rate less than 12.5% or (ii) does not tax foreign income of its residents, the foreign investor shall report such Indirect Transfer to the competent tax authority of the PRC resident enterprise. The PRC tax authority will examine the true nature of the Indirect Transfer, and if the tax authority considers that the foreign investor has adopted an abusive arrangement in order to avoid PRC tax, they will disregard the existence of the overseas holding company and re-characterize the Indirect Transfer and as a result, gains derived from such Indirect Transfer may be subject to PRC withholding tax at the rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the competent tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

Since Circular 698 became effective on January 1, 2008, we cannot assure you that our reorganization will not be subject to examination by PRC tax authorities or that any direct or indirect transfer of our equity interests in our PRC subsidiaries via our overseas holding companies will not be subject to a withholding tax of 10%.

We are subject to the environmental protection law of China.

Our manufacturing process may produce by-products such as effluent, gases and noise, which are harmful to the environment. We are subject to multiple laws governing environmental protection, such as “The Law on Environmental Protection of the PRC”, as well as standards set by the relevant governmental authorities determining the classification of different wastes and proper disposal. Not obeying the laws and regulations and not paying the pollution discharge fees on time may result in fines or penalties on us and adversely affect our business and results of operations.

China is experiencing substantial problems with environmental pollution. Accordingly, it is likely that the national, provincial and local governmental agencies will adopt stricter pollution controls. There can be no assurance that future changes in environmental laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Our profitability may be adversely affected if additional or modified environmental control regulations are imposed upon us.

Under PRC law, we are required to obtain permits and business licenses, and our failure to do so would adversely impact our ability to conduct business in China.

We hold various permits, business licenses, and approvals authorizing our operations and activities, which are subject to periodic review and reassessment by the Chinese authorities. Standards of compliance necessary to pass such reviews change from time to time and differ from jurisdiction to jurisdiction, leading to a degree of uncertainty. If renewals, or new permits, business licenses or approvals required in connection with existing or new facilities or activities, are not granted or are delayed, or if existing permits, business licenses or approvals are revoked or substantially modified, we will suffer a material adverse effect. If new standards are applied to renewals or new applications, it could prove costly to us to meet any new level of compliance.

New labor laws in the PRC may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated a new labor law, namely, the Labor Contract Law of the PRC, or the New Labor Contract Law, which became effective on January 1, 2008. The New Labor Contract Law imposes stricter obligations on employers. Under the New Labor Contract Law, an employer is obligated to execute written labor contracts with all of its employees; otherwise an employee without a written labor contract will be entitled to claim double monthly salary from the employer. Certain of our employees hired on a temporary basis were hired without execution of a written labor contract. Should such an employee file a valid claim, there can be no assurance that we will not be required to make additional payments under the New Labor Contract Law, which would adversely affect our results of operations.

The New Labor Contract Law also imposes tougher procedural requirements related to a reduction in workforce and requires certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a timely and cost-effective manner that is most advantageous to our business, which may materially and adversely affect our financial condition and results of operations.

Our failure to fully comply with PRC labor laws exposes us to potential liability.

Companies operating in China must comply with a variety of labor laws, including certain social insurance, housing fund and other staff welfare-oriented payment obligations. There exist uncertainties as to the interpretation, implementation and enforcement of such obligations. If relevant governmental authorities determine that we have not complied fully with such obligations, we may be in violation of applicable PRC labor laws and we cannot assure you that PRC governmental authorities will not impose penalties on us for any failure to comply. In addition, in the event that any current or former employee files a complaint with relevant governmental authorities, we may be subject to making up such staff-welfare oriented obligations as well as paying administrative fines. In order to preempt any penalties for failure to fully comply with applicable PRC labor laws, we are in the process of making a supplementary social insurance and housing fund payments. We may be liable for the payments and fines arising from such delinquent payments.

If our land use rights are revoked, we would have no operational capabilities.

Under Chinese law, land is owned by the state or rural collective economic organizations. The state issues to tenants the rights to use property. Use rights can be revoked and the tenants forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. CHFY and Zhonghao Bio rely heavily on these land use rights for its operations and the loss of such rights would have a material adverse effect on our company.

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

Our future success will depend in substantial part on the continued service of our senior management, including Mr. Zhonghao Su, our President and Chief Executive Officer, and Mr. Yan Seong Low, our Chief Financial Officer. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. We do not carry key man life or other insurance in respect of any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical sales and marketing customer support personnel. Because of the rapid growth of the economy in the PRC, competition for qualified personnel is intense. We cannot guarantee that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future.

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

Our stock is currently quoted on the OTCQB market operated by Pink OTC Market Inc. under the symbol “CAGM.PK.” There is currently no active trading market in our common stock and there is no assurance that an active trading market will develop.  In the event that an active trading market commences, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

The holders of our Company’s shares of common stock registered under the Exchange Act and those who desire to purchase them in any trading market that might develop in the future should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell such securities. Accordingly, investors should consider the secondary market for our Company’s securities to be a limited one.

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

RISKS RELATED TO THE MARKET FOR OUR STOCK

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2010 and December 31, 2010, the closing price of our common stock, as reported on the markets on which our securities have traded, ranged between $0.98 and $2.89. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

▪	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

▪	changes in financial estimates by us or by any securities analysts who might cover our stock;

▪	speculation about our business in the press or the investment community;

▪	significant developments relating to our relationships with our customers or suppliers;

▪	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the transportation information systems industries;

▪	customer demand for our products;

▪	investor perceptions of the transportation information systems industries in general and our company in particular;

▪	the operating and stock performance of comparable companies;

▪	general economic conditions and trends;

▪	major catastrophic events;

▪	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

▪	changes in accounting standards, policies, guidance, interpretation or principles;

▪	loss of external funding sources;

▪	sales of our common stock, including sales by our directors, officers or significant stockholders; and

▪	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources. Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. For example, since mid-2008, the securities markets in the United States have experienced a significant decline in share prices. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

Our common stock is quoted on the OTCQB market operated by Pink OTC Market Inc. which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB market operated by Pink OTC Market Inc.  The OTCQB is a significantly more limited market than the New York Stock Exchange or NASDAQ system, and is also more limited than the OTC Bulletin Board.  The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information concerning the person’s financial situation, and investment experience and investment objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our President and Chief Executive Officer holds a significant percentage of our outstanding voting securities.

Mr. Zhonghao Su, our Chief Executive Officer, President and Director is the beneficial owner of approximately 28.3% of our outstanding voting securities.  As a result, he possesses significant influence, giving him the ability to elect a majority of our Board of Directors and to authorize or prevent significant corporate transactions.  His ownership and control may impede or delay any future change in control through merger, consolidation, takeover or other business combinations; and may discourage a potential acquirer from making a tender offer.

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

Payment of dividends is unlikely.

We have never declared or paid any cash dividends on shares of our common stock. We intend to retain any future earnings, if any, to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay any dividends on our common stock for the foreseeable future. The payment of dividends will be contingent upon future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of our board of directors (the “Board of Directors” or “Board”).

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.  PROPERTIES.

All land in China is owned by the State or collectives. Individuals and companies are permitted to acquire land use rights for general or specific purposes. In the case when land is used for industrial purposes, the land use rights are granted for a period of 50 years. The rights may be renewed at the expiration of the initial and any subsequent terms according to the relevant Chinese laws. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

We have two facilities located in the area of Harbin City in the Heilongjiang Province of the PRC.  One of the facilities was newly constructed during 2010 and was brought on line during the first quarter of 2011.  The other facility, or “existing facility,” was in continuous operation during 2009 and 2010 and produced our entire output of raw materials and finished products during those years.

Existing Facility – The existing facility consists of two separate buildings, one of which contains production equipment and the other of which serves as a warehouse.  This facility is capable of producing approximately 9,000 tons of finished goods annually.  During 2009 and 2010 we also located our corporate office, sales force and logistic center at this facility.  The facility covered an aggregate of 5,174 square meters. This facility has 40 production machines, a research and development line, a lab area for product and starch-based material testing, and a logistic area with storage for raw materials and finish goods.  The existing facility was subject to three operating leases – one of which is no longer in effect as of the date of filing this annual report – summarized as follows:

•	A lease for a manufacturing facility of 4,192 square meters with annual rent of RMB796,480 or US$117,662 (including an annual property management fee of RMB83,840) which expires in December 2011.

•
A lease for office space of 682 square meters with annual rent of RMB511,500 or US$75,562 which expired in December 2010.  Prior to expiration of this lease, we vacated these premises in September 2010 and moved our corporate office to the new facility described below.

•	A lease for warehouse space of 300 square meters with annual rent of RMB15,000 or US$2,216 expiring in October 2011.

We expect that we will be able to renew the two leases currently in effect for the existing facility on similar terms prior to their expiration.

New Facility — In July 2010, we purchased our new 5,921 square-meter facility which is located in the Harbin Economic and Technological Development Zone.  During the latter half of 2010, we completed the purchase and installation of the substantial majority of the production equipment for this new facility and moved our corporate administrative office, sales force and logistics center to the new facility.  In bringing this facility on line, we experienced delays in coordinating with the local electrical utility for the installation and certification of high voltage power transformers and substation needed to operate the production lines in the facility.  During the first quarter of 2011 the installation and certification of this electrical equipment was completed and in we began production at the facility.  Upon reaching full capacity, the facility will be able to produce approximately 11,000 tons of finished goods annually.  We are also using this new facility as the distribution facility for our products.

For the foreseeable future, we intend to conduct our production operations from both the existing facility and our new facility, giving us total production capacity of approximately 20,000 tons of finished goods annually. We believe this capacity will adequately serve the demand we currently project for our products during 2011 and beyond. However, in the event we determine to expand our product lines to include grocery and shopping bags, as discussed elsewhere in this annual report, we anticipate that additional production capacity would be required.

Part of the initial capitalization of our business included the contribution of a factory with 21,132 square meters of floor space.  We currently own such factory, but do not use it for our current business given its distant location from our raw material sources. The factory is currently leased to a third party and the proceeds are recorded as rental income on the income statement.

Our existing production facility has United States FDA Registration, ISO 9001 quality management system certification, ISO14001 environmental management system certification and ISO22000 food safety management system certification, and to our knowledge is the only starch-based biodegradable packaging material products facility with the “China Environmental Labeling Product Certificate.”  At date of this report, our new production facility has applied for ISO9001 and ISO14001 certifications and currently pending the approval from relevant authorities.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading Information

Our common stock is currently quoted on the OTCQB market operated by Pink OTC markets Inc. under the symbol CAGM.PK.  Prior to such time, the Company’s shares were traded on the Over-the-Counter Bulletin Board (the “Bulletin Board”) operated by the Financial Industry Regulatory Authority under the symbol CAGM.OB.The transfer agent for our common stock is Securities Transfer Corporation at 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2010
First Quarter ended March 31, 2010	2.89	1.70
Second Quarter ended June 30, 2010	2.75	2.10
Third Quarter ended September 30, 2010	2.65	1.75
Fourth Quarter ended December 31, 2010	2.40	0.98

2009
First Quarter ended March 31, 2009	1.75	0.30
Second Quarter ended June 30, 2009	1.65	0.10
Third Quarter ended September 30, 2009	1.28	0.58
Fourth Quarter ended December 31, 2009	2.99	1.05

Our common stock is thinly traded and any reported sale prices may not be a true market-based valuation of our common stock.  As of April 12, 2011, there were approximately 2,469 owners of record of our common stock.

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

For information concerning possible legal restrictions and other possible limitations on our payment of dividends or on the ability of our subsidiaries to pay dividends to us, please refer to the disclosures set forth in this Annual Report within Item 1A. under the subheadings “Risk Factors – The approval of the China Securities Regulatory Commission may be required in connection with an offering of our securities under PRC regulations, and, if required, we cannot currently predict whether we would be able to obtain such approval”; “ – Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business”; “ – Recent PRC regulations relating to the establishment of offshore special purpose companies by PRC domestic residents and registration requirements for employee stock ownership plans or share option plans may subject our PRC resident beneficial owners or the plan participants to personal liability, limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us”; “ – There are significant uncertainties under the EIT Law regarding our PRC enterprise income tax liabilities, such as tax on dividends paid to us by our PRC subsidiary and tax on any dividends we pay to our non-PRC corporate stockholders”; and “ – Payment of dividends is unlikely.”

Sales of Unregistered Securities

During 2010 we made the following issuances of shares of our common stock in transactions that were not registered under the Securities Act of 1933:

•	In January 2010 we sold 5,051,461 shares of common stock to certain accredited investors pursuant to a Securities Purchase Agreement at a price of $0.90 per share, or an aggregate price of $4,546,315.

•
In April and July 2010 we issued warrants to purchase an aggregate of 457,500 shares of our common stock, exercisable for a period of one year from the date of issuance at a price of $0.90 per share (subject to certain adjustments).

•	In June 2010 we sold 1,866,666 shares of common stock to one accredited investor pursuant to a Securities Purchase Agreement at a price of $1.50 per share, or an aggregate price of $2,799,940.

•
On August 26, 2010, we issued a total of 1,302 shares of common stock to 14 of our existing shareholders. These shares were issued without consideration in order to correct certain clerical errors in the computation of the number of shares we issued in the reverse merger transaction we completed in 2007.

•	On September 27, 2010, we issued 51,041 shares of common stock to a holder of one of the warrants issued during April 2010, pursuant to a cashless exercise of a warrant.

•	On July 6, 2010, we issued an aggregate of 19,167 shares to three directors in connection with their appointment to our board of directors.

Each issuance described above was made pursuant to a private transaction exempt from registration under section 5 of the Securities Act of 1933 by virtue of the exemption from such registration provided in section 4(2) of the Securities Act of 1933.

In addition, during 2008 and 2009 we made additional issuances of shares of our common stock in transactions that were not registered under the Securities Act of 1933, all of which issuances were previously reported in reports filed by us with the SEC on Forms 8-K, 10-Q or 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fiscal year ended December 31, 2010, we did not repurchase any of our equity securities that were registered under Section 12 of the Exchange Act.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

Business Overview

We manufacture and sell starch-based biodegradable, disposable containers, tableware and packaging materials in China and, to a very limited extent, in other countries, primarily Italy. In making the starch-based material for our products, we use proprietary manufacturing methods that we believe reduce processing costs and time.  We market our products through our internal marketing and distribution personnel, currently located at our new corporate office in Harbin, China, as well as through third-party distributors.  We attempt to improve our products and production processes through our internal research and development personnel with assistance from personnel in our production department.

Our starch-based material is potentially a substitute for the oil-based plastics used in a wide variety of products. We currently manufacture and sell food packaging products and disposable tableware consumer goods, and we are actively researching the introduction of additional product lines. We manufacture and sell biodegradable disposal tableware to consumers and food packaging products to manufacturers of retail frozen food items. We also manufacture and sell food and beverage containers and utensils made from our biodegradable material, including cups, plates and bowls. Within the area of food and beverage containers and utensils, we produce a “Enjoy Dinner without Dish Washing” series, which is a traveling, picnic and outdoor series of tableware products.

We produce a starch-based material using corn starch as the principal ingredient, and we manufacture all our products using this starch-based material. Our starch-based material is non-toxic, harmless, heat-resistant and odor-free, can be used in microwave ovens and retains its structural integrity at temperatures between -40°C and +150°C.

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

Currency

Our business operates in China and our internal accounting records are denominated in Chinese Renminbi (RMB), but we report our financial results in our SEC filings in U.S. dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments, which are reported as a line item after net income and before comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” because it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  For the years ended December 31, 2010 and 2009, we recorded unrealized gains (losses) of $1,270,375 and ($20,380) on foreign currency translation, respectively.

Financial Performance Highlights

We continued to experience strong demand for our products during for the year ended December 31, 2010, which resulted in continued growth in our revenues. Despite the overall economic uncertainties in the global economy, we believe that the starch-based biodegradable, disposable and compostable materials industry in China is still in the process of continuous growth and development with an increasing of awareness and demand for environmentally friendly containers, tableware and packaging materials by the Chinese government and public. This trend is supported by the favorable governmental policies in the biodegradable materials sector. We believe this trend will continue to result in the growth in sales of our products.

The following are some financial highlights for the financial year ended December 31, 2010:

▪
Revenues – Revenues were $20.0 million for the year ended December 31, 2010 an increase of 49.5% from the year ended December 31, 2009; of this increase 40.6% was due to an increase in the volume of products sold and 6.4% was due to an increase of average selling prices. In 2010, seven new major customers were secured whose purchases accounted for 9.1% of total revenue.

▪
Gross Margin – Gross margin was 43.9% for the year ended December 31, 2010 as compared to 47.4% for the comparable financial year in 2009, due to an increase in overall production costs by 13.5% mainly caused by increases in raw materials price, amortization costs for know-how, utilities and packaging costs.

▪	Income from operations – Income from operations was $6.7 million for the year ended December 31, 2010 an increase of 26.5% from $5.3 million of the comparable financial year in 2009.

▪	Net Income – Net income was $5.2 million for the year ended December 31, 2010 an increase of 26.2% from $4.2 million of the comparable financial year in 2009.

Results of Operations for the Year Ended December 31, 2010
Compared to the Year Ended December 31, 2009

The following table presents selected items from our consolidated statements of income and comprehensive income for the years ended December 31, 2010 and 2009.

	For Year Ended December 31, 2010%		For Year Ended December 31, 2009%		2010 vs 2009 Increase / (decrease)	Percentage increase (decrease)

Revenues	$20,042,025		$13,407,287		$6,634,738	49.5%
Cost of Goods Sold	11,252,625	56.1%	7,052,854	52.6%	4,199,771	59.5%

Gross Profit	8,789,400	43.9%	6,354,433	47.4%	2,434,967	38.3%

Operating Expenses
Selling expenses	242,378	1.2%	238,274	1.8%	4,104	1.7%
General and administrative expenses	1,647,891	8.2%	792,587	5.9%	855,304	107.9%
Stock based compensation	167,163	0.8%	-	-	167,163	*
Total Operating Expenses	2,057,432	10.3%	1,030,861	7.7%	1,026,571	99.6%

Income From Operations	6,731,968	33.6%	5,323,572	39.7%	1,408,396	26.5%

Other Income (Expenses)
Interest income, net	8,270	-	5,635	-	2,635	46.8%
Net rental (expense)/income	(123,163)	(0.6%)	24,057	0.2%	(147,220)	612.0%
Impairment of investment	(300,595)	(1.5%)	-	-	(300,595)	*
Loss on fixed assets disposal and intangible assets written off	(126,728)	(0.6%)	(459,695)	(3.4%)	332,967	72.4%
Other (expense)/income, net	(21,992)	(0.1%)	567	-	(22,559)	3978.7%

Total Other (Expenses) Income	(564,208)	(2.8%)	(429,436)	(3.2%)	(134,772)	31.4%

Income Before Income Taxes	6,167,760	30.8%	4,894,136	36.5%	1,273,624	26.0%

Provision for Income Taxes	925,207	4.6%	738,810	5.5%	186,397	25.2%

Net Income	$5,242,553	26.2%	$4,155,326	31.0%	$1,087,227	26.2%

Foreign currency translation adjustment	1,270,375	6.3%	(20,380)	(0.2)%	1,290,755	6333.4%

Comprehensive Income	$6,512,928	32.5%	$4,134,946	30.8%	$2,377,982	57.5%
_______________

 * Not meaningful.

Revenue   Total revenues were $20.0 million for the year ended December 31, 2010 compared to $13.4 million for the year ended December 31, 2009, an increase of $6.6 million or 49.5%. The increase was mainly attributable to the increased sales of our products which resulted from increased demand from our existing customers as well as new customers which contributed 35.6% and 13.9% of the 49.5% increase, respectively. We believe that such revenues increased as a result of growing recognition of our starch based biodegradable products and their environmental friendly advantages as well as the rapidly developing market opportunities in this sector in China. We continue our efforts to increase revenues by improving our marketing strategy, increasing our sales channels, increasing the geographical presence of our products within China and overseas and developing new biodegradable products. For the year ended December 31, 2010, the volume of our products sold increased by 40.6% and our average selling price increased by 6.4% as compared to the comparable period in 2009.  During 2010 we increased our internal marketing team members from 38 to 58.

Cost of Goods Sold  Cost of goods sold for the year ended December 31, 2010 was $11.3 million as compared to $7.1 million for the year ended December 31, 2009, an increase of $4.2 million or 59.5%. Gross margin was 43.9% for the year ended December 31, 2010 and 47.4% for the year ended December 31, 2009.  The 350 basis points or 7.4% decline in gross profit margin during 2010 compared with 2009 was due to the increase in overall production costs by 13.5%, which was mainly caused by increases in raw material price, depreciation charges for plant and equipment, amortization costs for know-how right, utilities and packaging costs in year ended December 31, 2010 as compared to the year ended December 31, 2009. Our increased average selling price during 2010 reduced the impact of the increase in production costs so that the costs of goods sold percentage increased by 6.7%, from 52.6% in 2009 to 56.1% in 2010.

Selling Expenses Selling expenses were $0.2 million for the year ended December 31, 2010, as compared to $0.2 million for the year ended December 31, 2009, a slight increase of $4,104 or 1.7%.  The relative stability of selling expenses was the result of increases in employee compensation, traveling expenses, entertainment expenses and stores admission fees which were offset by costs savings from closure of four branch offices during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

General and Administrative Expenses   General and administrative expenses were $1.6 million for the year ended December 31, 2010, as compared to $0.8 million for the year ended December 31, 2009, an increase of  $0.9 million or 107.9%.  The increase was primarily due to increases in overall salary and related costs of $0.2 million, Zhonghao Bio start-up costs of $0.2 million, IR and travelling expenses of $0.1 million and professional fees of $0.4 million incurred for planned, proposed and completed corporate exercises and issuance of new common stock during the year ended December 31, 2010.

Stock based compensation Stock based compensation was $0.2 million for the year ended December 31, 2010 as compared to $0 for the year ended December 31, 2009, a 100% increase, which was attributable primarily to amortization of the fair market values of $0.1 million for the 457,500 one-year warrants we issued during April and July 2010 with exercise prices of $0.90 issued to IR firms for their 12 months of investors relation services, and stock awards issued to Independent Directors and Chief Financial Officer which had fair market values of $0.1 million.

Other Income (Expense)  Total other expenses were $0.6 million for the year ended December 31, 2010 as compared to total other expenses of $0.4 million for the year ended December 31, 2009, an increase of $ 0.2 million or 31.4%.  The increase primarily resulted from increases in impairment loss on investments of $0.3 million, net rental expense and realized foreign exchange losses of $0.2 million offset by a decrease of $0.3 million on loss on disposal of fixed and intangible assets.

Income Tax   We generate our income in China through the operations of our principal operating subsidiary CHFY.  Under the laws of the PRC, CHFY, as a wholly foreign owned enterprise, is entitled to an exemption from corporate income tax (“CIT”) during its first and second profitable years and a 50% reduction in its CIT in the subsequent three years.  Because 2007 and 2008 were CHFY’s first and second profitable years, CHFY was exempt from CIT for those years. Commencing in 2009, CHFY became subject to CIT in the PRC at a 15% tax rate.   As a result of the foregoing, the provision for income taxes was $ 0.9 million for the year ended December 31, 2010 as compared to $ 0.7 million for the year ended December 31, 2009. The effective tax rates were 15.0% for the year ended December 31, 2010 and 15.1% for the year ended December 31, 2009. The increase in the income tax expense mainly resulted from the increased taxable net income in 2010.  The 15% tax rate will continue through 2011.

In 2012 and subsequent years CHFY will pay income taxes at the rate of 25%.  However, during 2011 the Company will apply for “High-Technology Status Enterprise” status for Zhanghao-Bio, our subsidiary formed to own the new production facility we established during 2010 in the Harbin Economic and Technological Development Zone.  If this application is granted, the lower tax rate of 15% will continue to apply to the income attributable to Zhanghao-Bio.  Designation as a High-Technology Status Enterprise is awarded by the Chinese authorities to companies that consistently invest in the research and development of new technology and products or own proprietary intellectual property rights in some key areas supported by the Chinese government, such as environmental and sustainable materials.  There is no assurance that this application will be approved by the applicable provincial government.  Moreover, even if the application is approved, changes in applicable tax law could nullify the benefits of this designation.  Further, if the application is granted, the amount of our income that would be subject to the lower tax rate would be an amount reasonably attributable to the operations of our new facility, which is currently operating far below its capacity.

Net Income Per Share Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.  The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2010 and 2009:

	Years ended December 31,
	2010	2009
Basic and diluted net income per share calculation
Numerator:
- Net income in computing basic and diluted net income per share	$5,242,553	$4,155,326

Denominator:
Shares used in computing basic net income per share	24,457,767	18,711,388
Shares used in computing diluted net income per share	24,621,490	18,711,388

Basic net income per share	$0.21	$0.22
Diluted net income per share	$0.21	$0.22

 Liquidity and Capital Resources

Our operations were initially capitalized by the combination of cash contributed to CHFY and a manufacturing facility and intellectual property contributed by our stockholders prior to 2008.   Since that time we have funded operations, including capital expenditures, primarily from cash generated by operations, by sales of our common stock in private placement transactions, by loans from third parties, and by loans from certain of our stockholders and management.  We repaid approximately $0.1 million of loans to one of the stockholders during 2010 and $1.0 million during 2009; as a result, as of December 31, 2010, we owed approximately $0.2 million in related party debt.  These loans are non-interest bearing, unsecured, and due on demand.  Accordingly, we include them as current liabilities.  We may make further repayments of these loans from time to time without interfering with the operation of our business.

As of December 31, 2010, we had net working capital of $19.4 million, including cash and equivalents of $12.1 million and accounts receivable of $10.1 million.  Most of our receivables are owed to us by our primary customers for products purchased from us during the year, and we consider the receivables to be collectible in the ordinary course.  We expect to collect substantially all of the December 31, 2010 balance of receivables during 2011. The ratio of current assets to current liabilities was 5.3:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$4,257,948	$4,741,817
Investing Activities	(8,239,954)	(668,731)
Financing Activities	8,377,800	(995,693)

We incurred positive cash in-flow from operating activities of approximately $4.3 million for the year ended December 31, 2010. This was primarily attributable to our net income of approximately $5.2 million, non-cash items adjustments for depreciation and amortization and stock-based compensation offset by outflow from changes in operating assets and liabilities.

During the year ended December 31, 2010, we had cash outflow of $8.2 million from investing activities.  This was mainly attributable to $0.3 million deposit for construction for the Company’s new manufacturing facility, which has a total contract value of $0.8 million or RMB5,200,000 and value of variation orders subject to agreement by both parties, $8.1 million cash paid to purchase property, plant and equipment for the Company’s new corporate office and manufacturing facility and offset by the cash proceeds of $0.1 million received from disposal of fixed assets in the year of 2010. While in the comparable year of 2009, we paid $0.7 million for deposit to purchase know-how right and $0.1 million for purchase of fixed assets.  In addition, we made additional expenditures for equipment at this new facility during the first quarter of 2011, and the facility began production during the first quarter of 2011.

We had cash inflows from financing activities for the year ended December 31, 2010 of $8.4 million as compared to $1.0 million cash outflow from financing activities for the comparable period of 2009. The increase was mainly due to proceeds of $4.3 million and $2.8 million from the issuance of 5.1 million and 1.9 million shares of common stock in connection with the January 2010 Private Placement and June 2010 Private Placement, respectively, and $1.3 million of unsecured, non-interest bearing advance from a third party to facilitate our purchase of the new manufacturing facility property in Harbin Economic and Technological Development Zone, offset by a repayment of $ 0.1 million advance from stockholder.

During 2011 we have employed, or intend to employ, our cash resources for marketing and brand building, for completion of our new production facility, for increasing production at the new facility, and for general and corporate purposes.  As part of our marketing strategy, during 2011 we intend to begin an advertising campaign in selected mass media in the area of Northeast China and in Shandong province of China, including magazines, newspapers, television and radio.  We expect that total expenditures for this media campaign may total approximately RMB20 million (US$3.0 million) during 2011.  During the first quarter of 2011 we made additional expenditures of approximately US$1.5 million to acquire the remaining necessary high voltage power transformers and substation equipment needed to bring our new production facility on line.  During 2011 we have made investments in labor, raw materials and supplies to support the production at this new facility; in addition, we anticipate additional investments in labor, raw materials and supplies to support higher levels of production at the new facility as we continue to expand our sales in China and internationally.  We may recover substantially all of the investments necessary for production at the new facility during 2011 in the normal cycle of business through collection of receivables generated by the sale of the finished products from the new facility.  In addition, in the event that our patent application is granted, we will be required to pay approximately US$1.5 million to the sellers of the underlying technology; and in the event we decide to purchase the technology underlying the other patent subject to the supplemental agreement described elsewhere in this annual report under Item 1. “Business – Our Technology.”  We believe our current resources are sufficient to fund ongoing operations as well as our currently projected cash need for the foreseeable future.

We believe that our present capacity will adequately serve the demand we currently project for our products during 2011 and beyond.  However, in the event we determine to expand our product lines to include grocery and shopping bags, as discussed elsewhere in this annual report, or other products, we anticipate that additional production capacity would be required.  In that case, we would need to purchase or construct additional facilities, and we anticipate that we would likely need additional financial resources for such purpose; there is no assurance that we would be able to secure such additional financial resources on terms that would be acceptable to us, if at all.

We have never declared or paid any cash dividends on shares of our common stock. We intend to retain any future earnings, if any, to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay any dividends on our common stock for the foreseeable future. The payment of dividends will be contingent upon future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of our Board of Directors.

Application of Critical Accounting Policies

a. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimate of useful lives of property and equipment, intangible asset and know-how right, the deferred tax valuation allowance and the fair value of stock warrants and stock awards. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

b. Cash and Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

c. Accounts Receivable

Accounts receivables are recognized and carried at original invoice amount less allowance for doubtful accounts based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging account and the estimated losses are based on a review of the current status of the existing receivables. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The allowance for doubtful accounts as of December 31, 2010 and 2009 were $0 and $32,786, respectively. Trade receivables are written off when deemed uncollectible.

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

e. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful lives of the assets. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company’s Consolidated Income Statements.

 f. Impairment of Long-Lived Assets

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Income and Comprehensive Income.

g. Intangible Assets

At December 31, 2010 intangible assets consist of a land use right. With the adoption of ASC 350, intangible assets with a definite life are amortized on a straight-line basis. The land use right is being amortized over its estimated life of 50 years.  During 2009 we disposed of a patent right which, prior to its disposal, was being amortized over its estimated life 20 years. During 2009 the Company determined it would not use the patent right and accordingly disposed of the patent right and incurred a loss on the disposition of $395,251 which was recognized during the quarter ended September 30, 2009.  Our interests in the patent rights and related technology acquired by us in 2009 are accounted for on the balance sheet as "Know-how Right, Net."

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

h. Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Revenue includes sales of products. Products revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers, net of allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Deferred revenue represents the undelivered portion of invoiced value of goods sold to customers. The Company does not provide unconditional right of return, price protection or any other concession to its customers.

Sales revenue represents the invoiced value of goods, net of value-added tax ("VAT"). All of the Company’s products sold in the PRC are subject to VAT of 17% of gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

i. Rental income recognition

Rental income from operating leases related to our unused factory facilities with 21,132 square meters of floor space is recognized on a straight-line basis over the lease period. The Company recognized $266,078 (equivalent to RMB1.8 million) and $439,168 (equivalent to RMB3.0 million) rental income for the years ended December 31, 2010 and 2009, respectively.

j. Advertising Costs

Advertising costs, except for costs associated with direct-response advertising are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense were $73,273 and $88,596 for the years ended December 31, 2010 and 2009, respectively.

k. Employee Welfare Benefit

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees’ salaries. Starting from the date on which the China subsidiary became foreign fully owned company in August 2006, the Company’s China subsidiary expenses were recorded all employee welfare benefit as incurred. The total expense for the above amounted to $7,840 and $8,971 for the years ended December 31, 2010 and 2009, respectively.

l. Research and development costs

Research and development costs are charged to operations when incurred and are included in operating expenses.  The amounts charged in 2010 and 2009 were $18,173 and $11,084 respectively.

m. Income Taxes

The Company’s PRC subsidiary files income tax returns under the Income Tax law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

The Company follows the method of accounting for income taxes prescribed by ASC 740  –”Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowance are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

n. Comprehensive Income

ASC 220, “Reporting Comprehensive Income”, established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC 220 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

o. Foreign Currency Translation

The Company financial statements are presented in the $, which is the Company’s reporting currency, while its functional currency is Renminbi (RMB), the national currency of the PRC, is the primary currency of the economic environment in which the operations of CHFY and Zhonghao Bio are conducted. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into $ using the rate of exchange prevailing at the balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Adjustments resulting from the translation from RMB into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for financial statements in accordance with ASC 830, Foreign Currency Matters, are as follows:

	Average Rate for the year
December 31,	2010	2009
Renminbi (RMB)	6.76923	6.8311
United States dollar ($)	$1.00	1.00

	Exchange Rate at
December 31,	2010	2009
Renminbi (RMB)	6.6227	6.82702
United States dollar ($)	$1.00	1.00

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

As of December 31, 2010 and 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value, other than the warrants discussed in Note 18 to the financial statements attached hereto.

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

Impact of Accounting Pronouncements

We have adopted, or will adopt, certain recent accounting pronouncements as described in paragraph (t) “Recent Accounting Pronouncements” of Note 3 “Summary of Significant Accounting Policies” in the “Notes of Consolidated Financial Statements” listed under the Financial Statements Section which is attached hereto.  We do not expect that our adoption of any of those pronouncements will have a material effect on our financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended December 31, 2010 and 2009 are attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we conducted an evaluation of our Company’s disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our Company’s disclosure controls and procedures were effective as of December 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2010. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that our Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in internal controls

During the fourth quarter of 2010 we implemented certain improvements in our Company’s internal control over financial reporting.  These improvements were in response to the conclusion by our Certifying Officers that, as of June 30 and September 30, 2010, there existed a material weakness in respect of our internal control over financial reporting, specifically in our control over the adoption of ASC 815-15, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock” which the FASB finalized in June 2008 and which became effective for fiscal years beginning after December 15, 2008.  As in more detail in our Form 10-Q/A for June 30, 2010 and September 30, 2010, each of which was filed with the SEC on March 23, 2011, in response to comments raised by the SEC Staff, we determined that an error was contained in the initial filing of the reports on Form 10-Q as of and for the quarterly periods ended June 30 and September 30, 2010.  Such error related to the accounting for certain warrants issued during April 2010 and July 2010 and our failure to properly apply the accounting principles set forth in ASC 815-15 with respect to such warrants.  Based on the impact of the aforementioned accounting error, we determined to restate our consolidated financial statements as of June 30, 2010 and September 30, 2010.  As a result of this material weakness, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We believe we have remediated the material weakness identified above. Because the material weakness was related to a lack of sufficient technical accounting expertise and knowledge of accepted accounting principles in the United States of America (“U.S. GAAP”) that are relevant to the Company’s financial reporting requirements, we believe our addition of an employee within our accounting department has helped to remediate this material weakness.  This employee, who has 14 years of accounting experience, was hired during 2010 and has been assigned the task (among others) of helping to establish and carry out internal audit procedures and assisting with certain other accounting and related finance matters.  Since August 2010, we also have conducted several internal training sessions for various members of our accounting staff relating to various subjects including understanding and application of US GAAP and communication skills such as English-language report writing.  We believe that the hiring of an additional accounting department employee will permit our senior financial management team, led by our CFO, to increase its focus on the implementation of new accounting pronouncements such as ASC 815-15, and on our compliance with U.S. GAAP generally, and enhance our ability to properly account and report on complex material or non-routine transactions.  In addition, we believe our greater emphasis on the training of our internal accounting staff and our new internal audit procedures will also improve the effectiveness and reliability of our internal control over financial reporting.

Although the management of our Company, including the Chief Executive Officer and the Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The officers and directors of our Company are:

Name	Age	Position with the Company	Board Member Since

Zhonghao Su	45	Chief Executive Officer, President and Director	2007
Guiguo Wu	42	Vice President of Factory, Production and Technical and Director	2008
Yan Seong Low	38	Chief Financial Officer	N/A
Yang Li	27	Corporate Secretary	N/A
Lianjun Luo	40	Audit Committee Chairman and Director	2010
Dongxiang (William) Wang	43	Compensation Committee Chairman and Director	2010
Johnson Shun-Pong Lau	37	Nominating Committee Chairman and Director	2010

Directors hold office upon election until the next annual meeting of our Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by our Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Zhonghao Su. Mr. Su founded the business we operate in 2004 and has served as Chief Executive Officer of our operating subsidiary since that time.  He also serves as Chief Executive Officer of Zhonghao Bio which we founded in 2010. Mr. Su has been our Chief Executive Officer and a member of our Board of Directors since February 2007.  From 1998 to 2003, Mr. Su was associated with the U.S. Ocean Group as chief representative of U.S. Ocean Group China Resource Co. Ltd., a subsidiary of U.S. Ocean Group. Prior to joining U.S. Ocean Group, Mr. Su had been employed by the China Packaging Import & Export Trading Company, serving as general manager of the Qingdao branch.  In 1994, Mr. Su earned an Executive Master of Business Administration from Beijing University. We believe that Mr. Su’s extensive knowledge of the Company and its business, production and technology, as well as his more than 15 years management experience, leadership and vision, are essential to the continued pursuit of our goals and strategy and qualify him to serve on our Board of Directors.

Guiguo Wu.  Mr. Wu has been a member of our Board of Directors since June 2008. Mr. Wu has served as the Factory Director and Vice President of Production of our Company since 2008.  Mr. Wu joined our operating company as a workshop director in 2006. Mr. Wu served as the manager of the research and development department for Heilongjiang Huadi Group, a kitchen equipment manufacturing company from 2002 to 2005.  Mr. Wu served as the production director for Harbin Xinda Polymer Materials Co., Ltd., a high-polymer material company, from 2005 to 2006. We believe that Mr. Wu’s manufacturing and research and development experience, technical knowledge and understanding of our production processes make him an important addition to our Board of Directors.

Yan Seong Low. Mr. Low brings more than 14 years of public company and Big 4 accounting experience to the Company. Most recently, Mr. Low was a principal of the TopWin Investment Group Company, a financial consultancy and advisory services company in Beijing, from January 2009 until June 2010.  From April 2008 until December 2008, Mr. Low was chief financial officer of Perfect Sky Limited, a China-based pharmaceutical company.  From June 2005 to July 2006 he served as the chief financial officer of Ace Achieve Infocom Limited, a company listed on the Singapore Stock Exchange and engaged in the business of providing telecommunications solutions and products in China.  Prior to that, he held positions as an accountant with Deloitte & Touche in its Beijing and Singapore offices.  Mr. Low currently serves as a member of the Board of Directors and as a member of the Audit Committee of Sinotop Holdings Berhad, a China-based textile manufacturer listed on the Kuala Lumpur Stock Exchange.  Mr. Low holds a degree in Commerce and Financial Accounting from the Tunku Abdul Rahman College, Malaysia, and passed the UK Master’s Degree equivalent examination of the Association of Chartered Certified Accountants in 1996.

Yang Li.  Mr. Li was appointed as the Secretary of our Company in January 2010.  From 2006 to 2009, Mr. Li was employed as Chairman Secretary of Eastern Environment Solutions Corp., a waste management company. In 2005, Mr. Li earned a Bachelor degree with a concentration in English from Northeast Forestry University.

 Lianjun Luo.  Mr. Luo has been a member of our Board of Directors since May 2010.  Mr. Luo is a founder of Beijing Pucheng Law Firm in Beijing, where he has been employed since July 2009, currently as counsel on due diligence, mergers & acquisitions and restructurings.  From October 2007 until April 2009, Mr. Luo was an accounting consultant for Fuda Faucet Works, Inc. (OTCBB: FUFW), a faucet and related products company based in China. From March 2004 until December 2008, Mr. Luo was the Chief Financial Officer and a Director of Kiwa Bio-Tech Products Group Corporation (OTCBB: KWBT), an agricultural bio-technology company located in China. His expertise includes financial management, SEC reporting, U.S exchange listings, financing transactions and China legal business. Mr. Luo obtained his law degree from China University of Political Science and Law in 1993. Mr. Luo is a certified public accountant and lawyer in China. We believe that Mr. Luo’s legal, accounting and financial knowledge and experience make him an important addition to our Board of Directors.

Mr. Luo serves as the chairman of our Audit Committee.

Dongxiang (William) Wang  Mr. Wang has been a member of our Board of Directors since May 2010. From 2006 to 2010 Mr. Wang was employed by Tuspark Ventures, a leading venture capital firm in China, where his position was vice president, where he is responsible for project evaluations and investment decisions. From 2004 to 2006, Mr. Wang was employed by Neocomm Communications, a company serving the VOIP market in China, as the Chief Operating Officer. Before that, Mr. Wang had worked in U.S.A as senior financial analyst for MCI Worldcom and NORC Mr. Wang has a Bachelor of Engineering degree from Tsinghua University in China and received his MBA in Finance from Case Western Reserve University.  We believe that Mr. Wang’s business and educational background in management and strategic planning, and his understanding of finance and investor relations, make him an important addition to our Board of Directors.

Mr. Wang serves as chairman of our Compensation Committee, and is a member of our Audit Committee, and Nominating and Governance Committee.

Johnson Shun-Pong Lau.  Mr. Lau has been a member of our Board of Directors since December 2010.  Mr. Lau is the Director of Finance of AutoChina International Limited (NASDAQ: AUTC), which sells and leases commercial vehicles in China.  From October 2008 until April 2009, Mr. Lau was the Chief Financial Officer of AutoChina Group, Inc., and, upon that company’s acquisition by AutoChina International Limited in April 2009, Mr. Lau became the Chief Financial Officer of AutoChina International Limited on an interim basis until July 2010, when he resigned that position and assumed his current position as the Director of Finance.  From March 2006 to October 2008, Mr. Lau was the Chief Financial Officer of Haike Chemical Group Ltd. (London AIM: HAIK), a China-based petrochemical and specialty chemical company, and served on that company’s board of directors from January 2006 to January 2010.  From January 2005 to March 2006, Mr. Lau served as the Chief Operating Officer of Kiwa Bio-Tech Products Group Corp. (OTC: KWBT), which manufactured bio-technological agriculture products primarily in China.  Mr. Lau currently serves on the board of directors of Lizhan Environmental Corporation, which manufactures and markets synthetic leather and other fabrics in China.  From May 1997 to August 2004, Mr. Lau worked for Deloitte Touche Tohmatsu in Hong Kong and Beijing. Mr. Lau is a certified public accountant (Australia and Hong Kong) and received a Bachelor of Commerce degree from Monash University (Melbourne, Australia).  We believe that Mr. Lau’s understanding of public company accounting and his financial industry experience make him an important addition to our Board of Directors.

Mr. Lau serves as chairman of our Nominating and Governance Committee, and is a member of our Audit Committee and Compensation Committee.

In connection with the January 2010 Private Placement, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which we agreed to add members to our Board of Directors within 120 days of January 25, 2010, such that (i) a majority of our Board shall be “independent” directors within the meaning of the rules of the Nasdaq Stock Market and/or the NYSE Amex, and (ii) the Board will have established an audit committee, compensation committee and nominating committee.  We believe that Lianjun Luo, Dongxiang (William) Wang and Johnson Shun-Pong Lau, who were appointed to our Board during 2010, each qualifies as independent for this purpose and therefore a majority of our Board is independent as contemplated by the Securities Purchase Agreement.  In addition, we have established an audit committee, compensation committee and nominating committee pursuant to the requirement of the Securities Purchase Agreement.

Directors are elected until their successors are duly elected and qualified.

Family Relationships

There is no family relationship among any of our officers or directors.

Involvement in Certain Legal Proceedings

None.

Code of Business Conduct and Ethics

We currently have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer (i.e., our principal executive officer) and our Chief Financial Officer (i.e., our principal accounting officer and principal financial officer).

CORPORATE GOVERNANCE

Our current corporate governance practices and policies are designed to promote stockholder value and we are committed to the highest standards of corporate ethics and diligent compliance with financial accounting and reporting rules. Our Board provides independent leadership in the exercise of its responsibilities. Our management oversees a system of internal controls and compliance with corporate policies and applicable laws and regulations, and our employees operate in a climate of responsibility, candor and integrity.

Corporate Governance Guidelines

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining stockholder value. To this end, we regularly review our corporate governance policies and practices to ensure that they are consistent with the high standards of other companies. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies. The current corporate governance guidelines are available on the Company’s website www.sinogreenmaterial.com. Printed copies of our corporate governance guidelines may be obtained, without charge, by contacting the Corporate Secretary, China Green Material Technologies, Inc., No. 1 Yantai Third Rord, Centralism Area, Haping Road, Harbin Economic and Technological Development Zone, Harbin, Heilongjiang Province 150060 People’s Republic of China.

The Board and Committees of the Board

The Company is governed by the Board that currently consists of five members as identified above. On May 19, 2010, the Board established three committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of these committees are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the committees which may be obtained, without charge, by contacting the Corporate Secretary, China Green Material Technologies, Inc., No. 1 Yantai Third Rord, Centralism Area, Haping Road, Harbin Economic and Technological Development Zone, Harbin, Heilongjiang Province 150060 People’s Republic of China or through our website at www.sinogreenmaterial.com.

Prior to establishing the committees of the Board of Directors, our entire Board of Directors handled the functions that would otherwise be handled by each of the committees.

Governance Structure

Currently, our Chief Executive Officer is also our Chairman. The Board of Directors believes that, at this time, having a combined Chief Executive Officer and Chairman is the appropriate leadership structure for the Company. In making this determination, the Board of Directors considered, among other matters, Mr. Su’s experience and tenure of having been Chairman and Chief Executive Officer since 2007, and felt that his experience, knowledge, and personality allowed him to serve ably as both Chairman and Chief Executive Officer. Among the benefits of a combined Chief Executive Officer/Chairman considered by the Board of Directors is that such structure promotes clearer leadership and direction for our Company and allows for a single, focused chain of command to execute our strategic initiatives and business plans.

The Board’s Role in Risk Oversight

The Board oversees that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that the Company’s business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board of Directors’ oversight of the various risks facing the Company. In this regard, the Board seeks to understand and oversee critical business risks. The Board does not view risk in isolation. Risks are considered in virtually every business decision and as part of the Company’s business strategy. The Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis and to achieve its objectives.

While the Board oversees risk management, Company management is charged with managing risk. The Company has robust internal processes and a strong internal control environment to identify and manage risks and to communicate with the Board. The Board and the Audit Committee monitor and evaluate the effectiveness of the internal controls and the risk management program at least annually. The Board implements its risk oversight function both as a whole and through Committees. Much of the work is delegated to various Committees, which meet regularly and report back to the full Board. All Committees play significant roles in carrying out the risk oversight function. In particular:

▪
The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, accounting and legal matters. The Audit Committee oversees the internal audit function and the Company’s ethics programs, including the Codes of Business Conduct. The Audit Committee members meet separately with representatives of the independent auditing firm; and

▪
The Compensation Committee evaluates the risks and rewards associated with the Company’s compensation philosophy and programs. The Compensation Committee reviews and approves compensation programs with features that mitigate risk without diminishing the incentive nature of the compensation. Management discusses with the Compensation Committee the procedures that have been put in place to identify and mitigate potential risks in compensation.

Independent Directors

Our Board has determined that the majority of the Board is comprised of “independent directors” within the meaning of applicable Nasdaq listing standards relating to Board composition and Section 301 of the Sarbanes-Oxley Act of 2002. Our independent directors are Messrs. Lianjun Luo, Dongxiang (William) Wang and Johnson Shun-Pong Lau.

Audit Committee

Our Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A of the Exchange Act.  Our audit committee consists of Messrs. Lianjun Luo, William Wang and Johnson Lau, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.  Our Board has determined that Mr. Lianjun Luo is an audit committee financial expert as that term is defined by the applicable SEC rules. The audit committee is responsible for, among other things:

•	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

•	reviewing with our independent auditors any audit problems or difficulties and management’s response;

•	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended;

•	discussing the annual audited financial statements with management and our independent auditors;

•	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

•	annually reviewing and reassessing the adequacy of our audit committee charter;

•	meeting separately and periodically with management and our internal and independent auditors;

•	reporting to the full board of directors; and

•	such other matters that are specifically delegated to our audit committee by our board of directors from time to time.

Compensation Committee

Our compensation committee consists of Messrs. Johnson Lau and William Wang, each of whom is “independent” as that term is defined under the Nasdaq listing standards. Our compensation committee assists the board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee is responsible for, among other things:

•	approving and overseeing the compensation package for our executive officers;

•	reviewing and making recommendations to the board with respect to the compensation of our directors;

•
reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation; and

•
reviewing periodically and making recommendations to the board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

The compensation committee has sole authority to retain and terminate outside counsel, compensation consultants retained to assist the compensation committee in determining the compensation of the Chief Executive Officer or senior executive officers, or other experts or consultants, as it deems appropriate, including sole authority to approve the firms' fees and other retention terms. The compensation committee may also form and delegate authority to subcommittees and may delegate authority to one or more designated members of the compensation committee. The compensation committee may from time to time seek recommendations from the executive officers of the Company regarding matters under the purview of the compensation committee, though the authority to act on such recommendations rests solely with the compensation committee.

Governance and Nominating Committee

Our governance and nominating committee consists of Messrs. Johnson Shun-Pong Lau and Dongxiang (William) Wang, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The governance and nominating committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board and its committees. The governance and nominating committee is responsible for, among other things:

•	identifying and recommending to the board nominees for election or re-election to the board, or for appointment to fill any vacancy;

•	reviewing annually with the board the current composition of the board in light of the characteristics of independence, age, skills, experience and availability of service to us;

•	identifying and recommending to the board the directors to serve as members of the board’s committees; and

•	monitoring compliance with our code of business conduct and ethics.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to shareowners. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on the Company’s Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board and the Governance and Nominating Committee of the Board consider the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by shareowners, the Governance and Nominating Committee considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Governance and Nominating Committee determines are pertinent in light of the current needs of the Board. The Governance and Nominating Committee also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board and the Governance and Nominating Committee require that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities. The Company’s services are performed in areas of future growth located outside of the United States. Accordingly, the Board believes that international experience or specific knowledge of key geographic growth areas and diversity of professional experiences should be represented on the Board. In addition, the Company’s business is multifaceted and involves complex financial transactions. Therefore, the Board believes that the Board should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or President. Our business involves complex technologies in a highly specialized industry. Therefore, the Board believes that extensive knowledge of the Company’s business and industry should be represented on the Board. The Company’s business also requires compliance with a variety of regulatory requirements and relationships with various governmental entities. Therefore, the Board believes that governmental, political or diplomatic expertise should be represented on the Board.

Summary of Qualifications of Current Directors

Set forth below is a narrative disclosure that summarizes some of the specific qualifications, attributes, skills and experiences of our directors. For more detailed information, please refer to the biographical information for each director set forth above.

Zhonghao Su. Mr. Su has extensive senior management experience in the industry in which we operate, having served as our Chief Executive Officer and Chairman since 2007. Mr Su has over 20 years of management experience in the biodegradable material industry, and has worked extensively with various companies on behalf of our industry in China.

Guiguo Wu. Mr. Wu has extensive experience in the production of polymer industry, and as specific expertise in strategic planning and plant management and factory operation,

Lianjun Luo. Mr. Luo brings to the Board a high level of financial literacy and sophistication, and extensive financial, Chinese Law and capital markets experience, including M&A, debt and equity financings, restructuring and business expansion. In addition, Mr. Luo has worked extensively on multi-national transactions.

Dongxiang (William) Wang. Mr. Wang has over 20 years of fund management and finance experience working with both U.S. and China-based companies, and has a high level of financial literacy and sophistication.

Johnson Shun-Pong Lau. Mr. Lau has extensive experience in both auditing and consulting with public companies in China, working in the Asian marketplace for over 10 years. Mr. Lau serves as the independent director of two other public companies and has a high level of financial literacy and sophistication, and extensive knowledge of U.S. GAAP.

Code of Ethics

On August 31, 2010, our board of directors adopted a Restated code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.  The Restated code of ethics is available on our website, which is located at www.sinogreenmaterial.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. We are not aware of any instances during the fiscal year ended December 31, 2010 where an executive officer, director or any owner of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Exchange Act, except that Messrs. LianJun Luo, Dongxiang (William) Wang and Yi (Jenny) Liu filed their initial Form 3s late.

ITEM 11.  EXECUTIVE COMPENSATION.

Cash Compensation

The following table sets forth information concerning all compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during 2010 and 2009: Mr. Zhonghao Su, our Chief Executive Officer, President and Director of the Company, Miss Meijuan He and Mr. Yan Seong Low, who became our Senior Vice President and Chief Financial Officer during May 2010 and July 2010, respectively. No other executive officers received total compensation in excess of $100,000 in either fiscal year.  Although none of these three named executive officers received compensation of $100,000 or more during 2010, their annual salaries as of December 31, 2010 were as follows: Mr. Su - $200,000; Mr. Low - $120,000; and Ms. He - $100,000.

Summary Compensation Table for 2010

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
Zhonghao Su Chief Executive Officer	2010	$90,657	-	-		-	-	-	-	$90,657
	2009	$35,154	-	-		-	-	-	-	$35,154

Meijuan He	2010	44,413								44,413
Senior Vice President	2009	-		-						-

Yan Seong Low	2010	60,000		29,250	(1)					89,250
Chief Financial Officer	2009	-		-						-

(1)
The amounts in this column reflect the aggregate grant date fair values of shares of restricted stock, calculated in accordance with FASB ASC Topic 718. These are not amounts paid to or realized by Mr. Yan Seong Low. Assumptions used in the calculation of these values are included in Note 18 to our audited financial statements included in this annual report.

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

Employment Agreements

Our Company has entered into a standard employment agreement with each of our executive officers. Each agreement has a term of one year, except for the agreement with Mr. Low, which has a term of three years. Except for the salary, the terms of the agreements are substantially identical, and reflect employment standards common in China as a result of law or customary business practices.

On July 1, 2010, the Company and Mr. Yan Seong Low entered into an employment agreement (the “Employment Agreement”), which is effective as of July 1, 2010 (the “Effective Date”). The term of the Employment Agreement is for three years (the “Initial Term”) commencing on the Effective Date and shall be automatically renewed for successive three years terms, unless either party gives the other party written notice of its intention not to renew the Agreement no later than 90 days prior to the expiration of the current term.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the outstanding equity awards of our named executive officers as of December 31, 2010.  No other executive officers received unexercised options, stock that has not vested or equity incentive plan awards that remained outstanding as of the end of the fiscal year 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)		Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Yan Seong Low	12,500	(1)	26,250	(1)	0	0

(1)
25,000 shares of restricted common stock were granted in connection with the one year services period beginning July 1, 2010. Such shares will vest fully upon completion of one year of service with the Company.

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

Retirement Benefits

Currently, we do not provide any employees, including our named executive officers any company sponsored retirement benefits other than a state pension scheme in which all of our employees in China participate.

Payment Upon Termination or Change-in Control

The Company does not have change-in-control arrangements with any of its executive officers. The Company is not obligated to pay severance or other enhanced benefits to any executive officers upon termination of their employment.

Compensation of Directors

The following table sets forth information concerning all compensation paid to our directors for services rendered in all capacities for the year ended December 31, 2010.

Director Compensation

	Fees Earned or Paid in		Stock Awards
Name	Cash ($)		($)		Total($)

Guiguo Wu	16,546	(1)	-		16,546
William Wang	21,000		16,401	(2)	37,401
Lianjun Luo	11,723		16,401	(2)	28,124
Johnson Lau	-		-		0
Jenny Liu	7,000		13,649	(2)	18,723

(1)
Reflects the compensation Mr. Guiguo Wu receives as the Factory Director and Vice President of the Production of the Company. He receives no additional compensation for his services as a director of the Company.

(2)
The amounts in this column reflect the aggregate grant date fair values of stock award computed in accordance with FASB ASC Topic 718 for the restricted stock awarded to each director in 2010. These are not amounts paid to or realized by each of the relevant directors. The stock award values were determined based on the closing market price on the date of the applicable grant, which were $2.46 per share for the shares granted to Messrs. Wang and Luo and $2.34 per share for the shares granted to Ms. Liu.  As of December 31, 2010, the number of stock awards outstanding (all of which were fully vested on that date) were 6,667 for each of Messrs. Lau and Wang and 5,833 for Ms. Liu.

Each independent director has entered into an agreement with the Company providing for monthly director fees ranging from RMB8,000 to $3,000 and 10,000 shares of restricted stock per annum.  We also reimburse our directors for reasonable travel expenses related to attendance at board and committee meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.  Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is: c/o Harbin ChangFangYuan Hi-Tech Environment-Friendly Industrial Co. Ltd., No.1 Yantai Third Road, Centralism Area, Haping Road, Harbin Economic and Technological Development Zone, Harbin, Heilongjiang, People’s Republic of China.

Common Share Ownership
As of April 12, 2011

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage Beneficially Owned(1)
Zhonghao Su (2)	7,278,298	28.26%
Guiguo Wu	--	--
Yan Seong Low	25,000	*
Yang Li	--	--
Dongxiang (William) Wang	16,667	*
Lianjun Luo	16,667	*
Johnson Shun-Pong Lau	10,000	*

Directors and Executive Officers as a Group (7 persons)	7,346,632	28.52%

Benyi Xing #9 Grp Qinggangluwei Qingnian Road Lvyuan Dist Changchun City, China	3,750,000	14.56%

(*) Less than 1%

(1)	Based on 25,756,025 shares of our common stock issued and outstanding as of April 12, 2011.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2010.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

In 2005, we funded operations primarily by means of loans from our stockholders and management.  As of December 31, 2010 and 2009, we owed $208,404 and $300,792, respectively, to certain of our executive officers and stockholders, including Mr. Zhonghao Su and Ms. Meijuan He.  The largest aggregate amount of principal outstanding during the fiscal years ended December 31, 2010 and 2009 were $300,792 and $1,294,838, respectively.  The amount of the indebtedness outstanding as of April 4, 2011 was $208,404.  The amount of principal paid during the fiscal years ended December 31, 2010 and 2009 were $99,458 and $1,025,338, respectively.  No interest is payable in connection with such indebtedness.

See also the description of the related-party transaction to acquire certain intellectual property rights set forth elsewhere in this annual report under Item 1. “Business – Our Technology.”

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compensation Arrangements

See “Executive Compensation,” above for information about employment agreements and other compensation arrangements between our Company and our executive officers and directors.

Director Independence

Lianjun Luo, Dongxiang (William) Wang and Johnson Shun-Pong Lau each serves on our board of directors as an “independent director” as defined by Rule 5605(a)(2) of Listing Rules of The Nasdaq Stock Market, Inc.  Since May 19, 2010 our board of directors has had three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) compensation committee and (iii) governance and nominating committee. Each of the three standing committees is comprised entirely of Messrs. Lianjun Luo, Dongxiang (William) Wang and Johnson Shun-Pong Lau.

During the period from January 1, 2010 to May 18, 2010, none of the members of our Board was an “independent director” as defined by Nasdaq Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents the fees for professional audit services rendered by Goldman Kurland and Mohidin LLP, and MS Group CPA LLC for the audit of our Company’s consolidated financial statements for the fiscal years ended December 31, 2010 and 2009, respectively and fees billed for other services rendered by Goldman Kurland and Mohidin LLP and MS Group CPA LLC during those periods.  Unless otherwise indicated, our Company paid all amounts in the following table to Goldman Kurland and Mohidin LLP, and MS Group CPA LLC. All services reflected in the following table for 2010 and 2009 were pre-approved in accordance with the policy of our Board of Directors.

Year Ended December 31,	2010	2009
Audit Fees (1)	$112,392	$60,000
Audit-Related Fees (2)	4,650	—
Tax Fees (3)	—	—
All Other Fees	—	—

Total	$117,042	$60,000

(1)	Audit fees consist of audit and review services, report on internal control over financial reporting and review of documents filed with the SEC.

(2)	Audit related fees consist of pre-approved consultation concerning financial accounting and reporting standards, and the accounting for acquisitions and dispositions carried out by the Company.

(3)	Tax fees consist of preparation of Federal and State income tax returns and consultation regarding tax compliance issues.

Our Board of Directors has determined that the provision by Golman Kurland and Mohidin LLP of the non-audit services referred to above is compatible with the maintenance of that firm’s independence.

Pre-Approval Policies and Procedures

Prior to the establishment of Audit Committee in May 2010, our Board of Directors instituted a policy to pre-approve audit and non-audit services (i.e., audit-related services, tax services, and all other services).  Mr. Zhonghao Su was given limited delegated authority from time to time by our Board to pre-approve permitted non-audit services.  Pre-approval is obtained prior to the commencement of the services.  Our Board also considers on a continuing basis whether the provision of non-audit services is compatible with maintaining the independence of the external auditor.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Audit Committee pre-approved the audit services performed by Goldman Kurland and Mohidin LLP for our consolidated financial statements as of and for the year ended December 31, 2010. Our Audit Committee delegated its pre-approval authority regarding the non-audited services to its Chair. The Chair of our Audit Committee pre-approved the non-audit services performed by Goldman Kurland and Mohidin LLP for our consolidated financial statements as of and for the year ended December 31, 2010.

PART IV

ITEM 15.  EXHIBITS.

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger dated February 8, 2007 by and among Advanced Green Materials, Inc., AGM Acquisition Corp. and Ubrandit.com (incorporated by reference to Exhibit 10-a to the Company’s Current Report on Form 8-K filed on February 9, 2007).

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on April 12. 2010).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 12, 2010).

4.1	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3-a to the Company’s Current Report on Form 8-K filed on February 9, 2007).

10.1^	Form of Employment Agreement between CHFY and the executive employees (incorporated by reference to Exhibit 10-b to the Company’s Current Report on Form 8-K filed on February 9, 2007).

10.2^	Employment Agreement with Mr. Low Yan Seong dated July 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2010).

10.3
Securities Purchase Agreement, dated as of January 11, 2010, by and among the Company  and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 15, 2010).

10.4	Form of IR Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 15, 2010).

10.5
Agency Agreement, dated as of January 12, 2010, by and among China Green Material Technologies, Inc., ARC China, Inc. and Gar Wood Securities, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 29, 2010).

10.6
Securities Purchase Agreement, dated as of June 25, 2010, by and between the Company and the purchaser identified on the signature page thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 29, 2010).

10.7
Lock-up Agreement, dated as of June 25, 2010, by and between the Company and the purchaser identified on the signature page thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 29, 2010).

10.8	2007 Stock Incentive Plan (incorporated by reference to Exhibit 2 to the Company’s Information Statement on Schedule 14C filed on November 13, 2007).

14.1	Restated Code of Business Conduct and Ethics dated August 31, 2010 (incorporated by reference to Exhibit 14.1 to the Company's Current Report on Form 8-K filed on September 7, 2010).

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

* Filed/furnished herewith.

^ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Green Material Technologies, Inc.

April 12, 2011	By:	/s/ Zhonghao Su
Zhonghao Su Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zhonghao Su	Chief Executive Officer, President and Director	April 12, 2011
Zhonghao Su	(principal executive officer)

/s/ Yan Seong Low	Chief Financial Officer	April 12, 2011
Yan Seong Low	(principal financial and accounting officer)

/s/ Lianjun Luo	Director	April 12, 2011
Lianjun Luo

/s/ Guiguo Wu	Director	April 12, 2011
Guiguo Wu

/s/ Johnson Shun-Pong Lau	Director	April 12, 2011
Johnson Lau

/s/ Donxiang (William) Wang	Director	April 12, 2011
William Wang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of
China Green Material Technologies, Inc.

We have audited the accompanying consolidated balance sheets of China Green Material Technologies, Inc. and its subsidiaries (“the Company”) as of December 31, 2009 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2009. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Green Material Technologies, Inc. and its subsidiaries as of December 31, 2009 and the results of their operations and their cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ MS Group CPA LLC

Edison, New Jersey
April 12, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of
China Green Material Technologies, Inc.

We have audited the accompanying consolidated balance sheet of China Green Material Technologies, Inc. and its subsidiaries (“the Company”) as of December 31, 2010 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2010. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Green Material Technologies, Inc. and its subsidiaries as of December 31, 2010 and the results of their operations and their cash flows for the year ended December 31, 2010 in conformity with US generally accepted accounting principles.

/s/ Goldman Kurland and Mohidin LLP

Encino, California
April 12, 2011

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	As of December 31,
	2010	2009
Assets
Current Assets:
Cash and equivalents	$12,090,345	$7,321,276
Restricted cash	4,266	3,443
Accounts receivable, net	10,097,506	6,524,510
Inventories	684,534	456,970
Other receivables	203,844	549,288
Deferred consulting expense	108,036	-
Other current assets	570,596	127,507
Deferred income taxes	147,207	4,918
Total Current Assets	23,906,334	14,987,912

Deposits for construction	301,992	-
Property and Equipment, Net	17,372,325	10,394,584
Intangible Assets, Net	5,103,278	5,060,559
Know-how Right, Net	2,000,695	2,160,533
Investment - Net	15,154	310,419
Total Assets	$48,699,778	$32,914,007

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$539,275	$307,140
Deferred revenue	14,695	4,213
Advances from a third party	1,371,042	-
Due to stockholders/officers, net	208,404	300,792
Warrants liability	95,085	-
Taxes payable	738,647	430,408
Contingent liabilities	1,509,958	1,464,768
Total Liabilities	4,477,106	2,507,321

Commitments and contingencies

Stockholders' Equity
Preferred stock $0.001 par value, 20,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,701,025 and 18,711,388 shares issued at December 31, 2010 and 2009, respectively	25,701	18,711
Additional paid-in capital	25,191,392	17,895,324
Reserve funds	1,699,062	1,152,569
Retained earnings	12,405,789	7,709,729
Accumulated other comprehensive income	4,900,728	3,630,353
Total Stockholders’ Equity	44,222,672	30,406,686
Total Liabilities and Stockholders’ Equity	$48,699,778	$32,914,007

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Years Ended December 31,
	2010	2009

Revenues	$20,042,025	$13,407,287
Cost of Goods Sold	11,252,625	7,052,854

Gross Profit	8,789,400	6,354,433

Operating Expenses
Selling expenses	242,378	238,274
General and administrative expenses	1,647,891	792,587
Stock based compensation	167,163	-
Total Operating Expenses	2,057,432	1,030,861

Income From Operations	6,731,968	5,323,572

Other Income (Expenses)
Interest income	8,586	5,635
Interest expense	(316)	-
Net rental (expense)/income	(123,163)	24,057
Impairment of investment	(300,595)	-
Loss on fixed assets disposal and intangible assets written off	(126,728)	(459,695)
Other (expense) income, net	(21,992)	567

Total Other Expenses	(564,208)	(429,436)

Income Before Income Taxes	6,167,760	4,894,136

Provision for Income Taxes	925,207	738,810

Net Income	$5,242,553	$4,155,326

Foreign Currency Translation Adjustment	1,270,375	(20,380)

Comprehensive Income	$6,512,928	$4,134,946

Net Income Per Common Share -Basic and Diluted
-Basic	$0.21	$0.22
-Diluted	$0.21	$0.22

Weight Common Shares Outstanding -Basic and Diluted
-Basic	24,457,767	18,711,388
-Diluted	24,621,490	18,711,388

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Series A Preferred Stock		Common Stock		Additional			Accumulated Other	Total
	No of Shares	Amount	No of Shares	Amount	Paid-in Capital	Retained Earnings	Reserve Funds	Comprehensive Income	Stockholders' Equity

Balance as of January 1, 2009	-	-	18,711,388	$18,711	$17,895,324	$3,974,440	$732,532	$3,650,733	$26,271,740

Net income	-	-	-	-	-	4,155,326	-	-	4,155,326

Transfer to statutory reserve	-	-	-	-	-	(420,037)	420,037	-	-

Foreign currency translation	-	-	-	-	-	-	-	(20,380)	(20,380)

Balance as of December 31, 2009	-	$-	18,711,388	$18,711	$17,895,324	$7,709,729	$1,152,569	$3,630,353	$30,406,686

Net income	-	-	-	-	-	5,242,553	-	-	5,242,553

Issuance of common stock – January 2010 placement	-	-	5,051,461	5,051	4,330,903	-	-	-	4,335,954

Issuance of common stock- June 2010 placement	-	-	1,866,666	1,867	2,798,073	-	-	-	2,799,940

Stock based compensation for warrants issued to IR firms	-	-	-	-	91,682	-	-	-	91,682

Share awards issued	-	-	19,167	19	75,462	-	-	-	75,481

Issuance of common stock on cashless exercise of warrants	-	-	51,041	51	(51)	-	-	-	-

Issuance of rounding up common stock for 2008 reverse split	-	-	1,302	1	(1)	-	-	-	-
									-
Transfer to statutory reserve	-	-	-	-	-	(546,493)	546,493	-	-
									-
Foreign currency translation	-	-	-	-	-	-	-	1,270,375	1,270,375

Balance as of December 31, 2010	-	$-	25,701,025	$25,701	$25,191,392	$12,405,789	$1,699,062	$4,900,728	$44,222,672

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	For The Years Ended December 31,
	2010	2009
Cash flows From Operating Activities:
Net Income	$5,242,553	$4,155,326
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,636,663	1,320,118
Stock based compensation	167,163	-
Deferred income taxes benefits	(139,061)	(4,915)
Bad debt expense	(33,068)	5,954
Impairment of long-term investment	300,595	-
Amortization of deferred consulting revenue	955,468	-
Changes in warrants fair value	(968,420)	-
Loss on disposal of fixed assets	126,728	64,444
Loss on disposal of intangible assets	-	395,251
Changes in operating assets and liabilities
Accounts receivable	(3,265,653)	(1,180,460)
Inventories	(208,845)	(105,859)
Other receivables	354,545	(19,021)
Prepaid expenses	-	(14,467)
Other current assets	(429,648)	(156,153)
Accounts payable and accrued expenses	221,558	(65,133)
Deferred revenue	10,128	(10,308)
Tax payable	287,242	357,040
Net Cash Provided by Operating Activities	4,257,948	4,741,817

Cash Flows From Investing Activities:
Restricted cash	(701)	(3,443)
Deposit for construction	(295,455)	-
Purchase of property and equipment	(8,061,980)	(91,736)
Deposit for purchase of know-how right	-	(732,384)
Proceeds from sold the property and equipment	118,182	158,832
Net Cash Used in Investing Activities	(8,239,954)	(668,731)

Cash Flows From Financing Activities:
Proceeds from stock issued	7,135,894	-
Advance from a third party	1,341,364	-
Repayments of stockholders/officers loans	(99,458)	(1,025,338)
Proceeds from stockholders/officers loans	-	29,645
Net Cash (Used in) Provided by Financing Activities	8,377,800	(995,693)

Net Increase in Cash and Equivalents	4,395,794	3,077,393
Effect of Exchange Rate Changes on Cash and Equivalents	373,275	(1,161)
Cash and Equivalents at Beginning of Year	7,321,276	4,245,044
Cash and Equivalents at End of Year	$12,090,345	$7,321,276

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-
Cash paid for Income taxes	$923,043	$534,610

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of warrants for IR consulting expenses	1,063,506	-
Incurred contingent liabilities for purchase of know-how right	$-	$1,464,768

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

1. Organization and Principal Activities

China Green Material Technologies, Inc. is a Nevada corporation incorporated in December 1997 under the name Mount Merlot Estates, Inc.  At the time we acquired our current business in February 2007, our corporate name was “Ubrandit.com.”  On January 14, 2008, we changed our name to “China Green Material Technologies, Inc.”  References in these Notes to the “Company” refer to China Green Material Technologies, Inc. and where applicable its direct and indirect wholly owned subsidiaries.   On or about February 25, 2011, and since then, the Company’s shares have been quoted on the OTCQB market operated by Pink OTC Markets Inc. under the symbol CAGM.PK.  Prior to such time, the Company’s shares were traded on the Over-the-Counter Bulletin Board (the “Bulletin Board”) operated by the Financial Industry Regulatory Authority under the symbol CAGM.OB, whereas before its name change in January 2008 the Company’s shares were quoted on the Bulletin Board under the symbol UBDT.OB

On February 9, 2007, the Company acquired all of the outstanding capital stock of Advanced Green Materials, Inc. (“AGM”), a Nevada corporation, by merging a wholly owned subsidiary of the Company into AGM.  Through AGM, the Company indirectly owns all of the outstanding capital stock of ChangFangYuan Hi-tech Environment-Friendly Industrial Co., Ltd. (“CHFY”), a corporation organized under the laws of the People Republic of China (“China” or the “PRC”).  AGM has substantially no operations and substantially no assets other than the shares of CHFY.  Through CHFY, the Company operates the business described in this annual report on Form 10-K and in the financial statements included herein.   The Company’s acquisition of AMG and CHFY is sometimes herein referred to as the “2007 Business Combination.”  Immediately before the 2007 Business Combination, the Company had no material assets and no material operations and therefore it was considered a “shell company” (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).  As consideration for the acquisition of AGM and CHFY, the Company issued to the former owners of AGM shares of the Company’s Series A Convertible Preferred Stock that were convertible into approximately 98% of the Company’s outstanding common shares, on an after-converted basis.

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

On June 25, 2010, AGM completed the incorporation of a wholly owned subsidiary, Heilongjiang Zhonghao Starch-Based Biodegradable Materials Co., Ltd. (“Zhonghao Bio”) with registered capital of $2.8 million in the Heilongjiang Province of China. Through Zhonghao Bio, the Company owns our new 5,921 square-meter corporate head office and manufacturing facility located in the Harbin Economic and Technological Development Zone, which commenced manufacturing, development, marketing and production of biodegradable packaging materials during the first quarter of 2011.

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

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This basis of accounting differs from that used in the statutory accounts of some of the Company’s subsidiaries, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises with foreign investment in the PRC (“PRC GAAP”). Necessary adjustments were made to the subsidiaries’ statutory accounts to conform to US GAAP to be included in these consolidated financial statements.

3. Summary of Significant Accounting Policies

a. Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimate of useful lives of property and equipment, intangible asset and know-how right, the deferred tax valuation allowance and the fair value of stock warrants and stock awards. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

b. Cash and Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents.

c. Accounts Receivable

Accounts receivables are recognized and carried at original invoice amount less allowance for doubtful accounts based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging account and the estimated losses are based on a review of the current status of the existing receivables. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The allowance for doubtful accounts as of December 31, 2010 and 2009 was $0 and $32,786, respectively. Trade receivables are written off when deemed uncollectible.

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

e. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful lives of the assets. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company’s Consolidated Statements of Income and Comprehensive Income.

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

g. Intangible Assets

At December 31, 2010 intangible assets consist of a land use right. With the adoption of ASC 350, intangible assets with a definite life are amortized on a straight-line basis. The land use right is being amortized over its estimated life of 50 years.  During 2009 we disposed of a patent right which, to its disposal, was being amortized over its estimated life of 20 years. During 2009 the Company determined it would not use the patent right and accordingly disposed of the patent right and incurred a loss on the disposition of $395,251 which was recognized during the quarter ended September 30, 2009.  Our interests in the patent rights and related technology acquired by us in 2009 are accounted for on the balance sheet as "Know-how Right, Net."

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

h. Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Revenue includes sales of products. Products revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers, net of allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Deferred revenue represents the undelivered portion of invoiced value of goods sold to customers. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

Sales revenue represents the invoiced value of goods, net of value-added tax ("VAT"). All of the Company’s products sold in the PRC are subject to VAT of 17% of gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government

i. Rental income recognition

Rental income from operating leases related to our unused factory facilities with 21,132 square meters of floor space is recognized on a straight-line basis over the lease period. The Company recognized $266,078 (equivalent to RMB1.8 million) and $439,168 (equivalent to RMB3.0 million) rental income for the years ended December 31, 2010 and 2009, respectively.

j. Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expenses were $73,273 and $88,596 for the years ended December 31, 2010 and 2009, respectively.

k. Employee Welfare Benefit

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees’ salaries. Starting from the date on which the China subsidiary became a foreign fully owned company in August 2006, the Company’s China subsidiary recorded all employee welfare benefit expense as incurred. The total expense for the above was $7,840 and $8,971 for the years ended December 31, 2010 and 2009, respectively.

l. Research and development costs

Research and development costs are expensed to operations when incurred and are included in operating expenses.  The amounts expensed in 2010 and 2009 were $18,173 and $11,084, respectively.

m. Income Taxes

The Company’s PRC subsidiary files income tax returns under the Income Tax law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

The Company follows the method of accounting for income taxes prescribed by ASC 740  –”Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowance are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

n. Comprehensive Income

ASC 220, “Reporting Comprehensive Income”, established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC 220 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

o. Foreign Currency Translation

The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is the Renminbi (RMB), the national currency of the PRC and the primary currency of the economic environment in which the operations of CHFY and Zhonghao Bio are conducted. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into $ using the rate of exchange prevailing at the balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Adjustments resulting from the translation from RMB into $ are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for financial statements in accordance with ASC 830, Foreign Currency Matters, are as follows:

	Average Rate for the year ended
December 31,	2010	2009
Renminbi (RMB)	6.76923	6.8311
United States dollar ($)	$1.00	1.00

	Exchange Rate at
December 31,	2010	2009
Renminbi (RMB)	6.6227	6.82702
United States dollar ($)	$1.00	1.00

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

q. Concentration of Credit Risk

The Company’s financial instruments consist primarily of cash and equivalents, which are invested in non-interest bearing bank deposit accounts, money market accounts and accounts receivable. The Company considers the book value of these instruments to be indicative of their respective fair value. The Company places its temporary cash investments with high credit quality institutions to limit its risk exposure. Most of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in their respective areas; however, concentrations of credit risk with respect to trade accounts receivable is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

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

As of December 31, 2010 and 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value, other than the warrants discussed in Note 18 below.

s. Segment Reporting

ASC 280, “Disclosure about Segments of an Enterprise and Related Information”, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. ASC 280 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted as a single operating segment.

t. Share-Based Payments

The Company adopted ASC 718, “Compensation-Stock Compensation” (“ASC No. 718”) effective January 1, 2006. ASC No. 718 amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC No.718 generally requires such transactions to be accounted for using a fair-value-based method

u. Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current year.

 v. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Based on the initial evaluation, we do not anticipate a material impact to our financial position, results of operations or cash flows as a result of this change.

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

4. Cash – restricted

Commencing from 2008, in accordance with the relevant Harbin local tax regulations, the Company is subjected to labor union fees at 2% of total payroll. The general union of city government will return the inherent 40% back to the Company, and requires that the returned amount should be deposited into a special bank account that is restricted to be used only for employees’ welfare purpose by the labor union department of the Company. As of December 31, 2010 and 2009, the amounts of cash - restricted were $4,266 and $3,443, respectively.  From January until October 2010 the Company also had cash deposited in an escrow account as described in Note 17 below.

 5. Accounts Receivable

The Company generally provides its major customers with short term credit pursuant to which the customers are required to make payment between three months and six months after delivery, depending on the customer’s payment history.  As of December 31, 2010 the accounts receivable balance was $10,097,506 (equivalent to RMB 66,872,753), none of which was outstanding more than six months.

The accounts receivable amounts included in the consolidated balance sheets as of December 31, 2010 and 2009 were as follows:

	As of December 31,
Distributors:	2010	2009
Weihai Tianyuan Environmental Protection Products Co., Ltd.	$3,492,095	$2,457,451
JiNan Aijiaren Environmental Protection Products Co., Ltd.	3,367,962	2,238,165
Dalian Green land Trading Co., Ltd.	3,110,514	890,579
JiNan Shanglu Economy and Trade Co., Ltd	-	303,887
NanChang Jiangfeng Environment Science and Technology Co., Ltd	-	285,908
QingDao Home health Commercial and Trade Co., Ltd	-	240,223
Subtotal	9,970,571	6,416,213
Other customers	126,935	141,083
Total	10,097,506	6,557,296
Less: Allowance for doubtful accounts	-	32,786
Accounts receivable net	$10,097,506	$6,524,510

6. Inventories

Inventories on December 31, 2010 and 2009 consisted of the following:

	As of December 31,
	2010	2009
Raw materials	$572,788	$357,156
Work in process	18,421	12,297
Finished goods	60,711	66,072
Packaging and other	32,614	21,445
Total	$684,534	$456,970

7. Other current assets

As of December 31, 2010 and 2009, other current assets consist of following:

	As of December 31,
	2010	2009
Advance to employees	$514,402	$63,791
Prepaid utilities	38,772	29,436
Prepaid rent	17,422	19,210
Security deposit	-	15,070
Total	$570,596	$127,507

8. Deposits for construction

As of December 31, 2010, deposits to supplier for construction mainly consisted of a renovation deposit of RMB2,000,000 or $301,992 for total contract value of RMB5,200,000 or $785,178 subject to value of variation orders which will be agreed upon by both parties for the Company’s new administrative offices adjoining the new manufacturing facilities.

9. Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives listed below:

Estimated Life
Building	20 years
Equipment and machinery	5 to 10 years
Vehicles	5 years
Office equipments	5 years
Leasehold improvements	lower of term of lease or 5 years

Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expended as incurred, whereas significant renewals and betterments are capitalized. The Company did not incur or capitalize any significant repairs and maintenance expenditures for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, property and equipment at cost, less accumulated depreciation, consisted of the following:

	As of December 31,
	2010	2009
Building	$8,961,302	$5,484,256
Equipment and machinery	12,750,125	8,477,728
Vehicles	178,481	44,601
Office equipments	189,671	121,086
Leasehold improvements	178,938	173,583
Construction-in-progress	332,191	-
Subtotal	22,590,708	14,301,254
Less: Accumulated depreciation	5,218,383	3,906,670
Total	$17,372,325	$10,394,584

For the years ended December 31, 2010 and 2009, depreciation was $1,304,120 and $1,157,764, respectively.

10. Intangible Assets, Net

The Company acquired the land use right at September 9, 2005. The intangible assets associated with this land use right were contributed by unrelated parties in exchange for shares of the Company’s common stock. The Company did not use the land use right until January 1, 2006 and May 19, 2006, respectively. Accordingly, the Company began to amortize these rights from date it began use of them.

The intangible assets at cost less amortization consisted of the following as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Land use right	$5,670,310	$5,500,608
Less: Accumulated amortization	567,032	440,049
Total	$5,103,278	$5,060,559

For the years ended December 31, 2010 and 2009, amortization for intangible assets was $110,951 and $125,757, respectively.

As of December 31, 2010, the estimated amortization expense for the next five years is as follows:

For the Year Ending December 31,	Amount
2011	$113,406
2012	$113,406
2013	$113,406
2014	$113,406
2015	$113,406

11.   Know-how Right and Contingent Liabilities

On September 17, 2009, to acquire technology for use in the manufacture of the Company’s starch-based material, the Company entered into an agreement to purchase two technologies from four individuals including two related parties, Mr. Zhonghao Su, Chief Executive Officer of the Company, and Mr. Yingjie Qiao, technical director of the Company.  Pursuant to the sales agreement, Mr. Zhonghao Su agreed to contribute his interest in the technologies without any consideration. The total amount payable for these two technologies was RMB 15 million which was the fair value of the know-how right ($2,264,937), of which the Company paid RMB 5 million ($754,979).  The remaining RMB 10 million ($1,509,958), which was recorded as contingent liabilities, will be paid by the Company upon receipt of the patent rights certificates for these two technologies and transfer of the ownership of these patent rights to the Company.

On December 17, 2009, the Company entered into a supplemental agreement with three owners of these technologies, Mr. Yingjie Qiao, Mr, Zhonghao Su, and Mrs. Dongyan Tang, to amend the agreement for the purchase price of the technologies. Pursuant to the supplemental agreement, the Company would only acquire one technology for the total purchase price of RMB15 million ($2,264,937) payable to Mr. Yingjie Qiao and Mrs. Dongyen Tang, of which the Company has already paid RMB5 million ($754,979). The remaining RMB10 million ($1,509,958), which was recorded as contingent liabilities, will be paid by the Company when it receives the patent right certificate for the technology and the ownership of patent right has been completely transferred to the Company. The Company began using this technology for manufacturing in late 2009, and amortize over its estimated useful life of 10 years.

Pursuant to the supplemental agreement, the Company also obtained the right to use the other technology which was the subject of the original agreement and which the Company currently applies in its dry-powder blending process to produce its starch-based material.  The supplemental agreement provides the Company with a royalty-free right to use this other technology as long as it is owned by the current owners, a right of first refusal on any proposed transfers of the technology by the current owners and an option to purchase the technology for RMB15 million ($2,264,937). This technology is the subject of a patent application filed with, and presently under review by, the PRC State Intellectual Property Office.

The know-how right consisted of the following as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Know-how right	$2,264,937	$2,197,152
Less: Accumulated amortization	264,242	36,619
Total	$2,000,695	$2,160,533

For the years ended December 31, 2010 and 2009, amortization for know-how right was $221,591 and $36,597, respectively.

The amortization expense from December 31, 2010 for the next five years is expected to be as follows:

Amount
2011	$226,494
2012	$226,494
2013	$226,494
2014	$226,494
2015	$226,494

12. Investment-Net

The Company, through CHFY, indirectly owns a 16% equity interest in Harbin Longjun Trade Co., Ltd. (“Longjun”), a corporation organized in Heilongjiang Province of the PRC on June 1, 2006.   The Company accounts for this investment using the cost method. As of December 31, 2010 and 2009, the investment  was $15,154 and $310,419.  The Company recorded $300,595 of impairment loss on this investment during the year ended December 31, 2010, which is the difference between the book value and the estimated fair value of the investment

13. Accounts payable and accrued expenses

As of December 31, 2010 and 2009, account payable and accrued expenses consist of following:

	As of December 31,
	2010	2009
Account payables	$53,651	$58,064
Other payables	6,265	4,354
Salary payables	180,152	143,707
Accrued expenses	299,207	101,015
Total	$539,275	$307,140

14. Advance from a third party

Advance from a third party is to facilitate the purchase of new facility. The amount due is unsecured, non-interest bearing and repayable within next twelve months.

15. Due to Stockholders/Officers, Net

Since 2005, certain of our principal stockholders have advanced necessary working capital to the Company to support its research, development and operations. These amounts are unsecured, non-interest bearing and have no set repayment date. During the year 2009, the Company repaid a significant amount of these loans to one of its stockholders. As a result, the net amounts due to the stockholders/officers were $208,404 and $300,792 as of December 31, 2010 and 2009, respectively.

16. Income and Other Taxes

a. Corporation Income Taxes (“CIT”)

The Company will file a federal consolidated income tax return with its US subsidiary and state franchise tax individually with the State of Nevada. The Company’s PRC subsidiary will file income tax returns under the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

In accordance with the relevant PRC tax laws and regulations, the Company’s PRC subsidiary, CHFY, is subject to CIT at 33% and 30% tax rate before and after September 1, 2006. Since CHFY became a foreign wholly-own company on August 18, 2006, CHFY had been authorized to reduce its income tax rate by 3% to 30% from the regular 33% tax rate starting from the following month of acquisition date. Commencing from January 2008, the PRC government reduced the regular CIT tax rate from 33% to 25%. However, company entitled to the temporary rate reduction described in the following paragraph must compute the tax based upon original CIT tax rate.

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

The deferred income tax assets result from impairment of investment and are deductible when the actual loss on investment is incurred.

The components of the provisions for income taxes were as follows:

	For the Years Ended December 31,
	2010	2009
Current taxes:
Current income taxes in P.R. China	$1,064,267	$743,726
Deferred income taxes benefits	139,060	4,916
Total provision for income taxes	$925,207	$738,810

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2010 and 2009:

	For the Years Ended December 31,
	2010	2009
US statutory rates	34.0%	34.0%
Tax rate difference	(9.0)%	(9.0)%
Effect of tax holiday	(10.0)%	(10.0)%
Other	(0.0)%	0.1%
Tax per financial statements	15.0%	15.1%

b. Value Added Tax (“VAT”)

The Company’s PRC subsidiary, CHFY, is subject to VAT of 17% on merchandises sales in the PRC. Since the CHFY is located in Heilongjiang province and belongs to Hi-Tech Manufacturing Company, China National Tax Authority had authorized CHFY to offset the VAT tax paid for purchasing equipments and machineries with the regular VAT tax collected from sales products of CHFY. This authorization has begun in December 2007.

c. Taxes Payable

As of December 31, 2010 and 2009, taxes payable consists of the following:

	As of December 31,
	2010	2009
Value-added taxes	$377,066	$202,280
Income taxes payable	360,043	209,240
Individual income taxes withholdings	1,538	18,888
Total	$738,647	$430,408

17. Stockholders’ Equity

The Company was authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share, of which 25,701,025 and 18,711,388 shares are issued and outstanding as of December 31, 2010 and 2009.

Holders of Common Stock are entitled to one vote for each share in the election of directors and in all other matters to be voted on by the stockholders. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors with respect to the Common Stock out of funds legally available and in the event of liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities. The holders of Common Stock have no preemptive or conversions rights and are not subject to further calls or assessments. There are no redemption or sinking fund provisions applicable to the Common Stock. The Common Stock currently outstanding is validly issued, fully paid and non-assessable. The Company is also authorized to issue 20,000,000 shares of Preferred Stock, $0.001 par value. The Articles of Incorporation give the Board of Directors the authority to divide Preferred Stock into series, and to designate the rights and preferences of each series.

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

On January 11, 2010, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Purchasers”) relating to the issuance and sale of up to 5,300,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), in a private placement transaction (the “January 2010 Private Placement”). On January 25, 2010, the Company closed the January 2010 Private Placement. The Company sold 5,051,461 Shares in the January 2010 Private Placement at $0.90 per Share. The net proceeds received by the Company in the January 2010 Private Placement were $4,335,954 excluding $100,000 held in an escrow account for future investor relations expense purposes.

Pursuant to the Securities Purchase Agreement, (i) $100,000 of the net proceeds was held in escrow to be paid to investor relations firms designated by a representative of certain of the Purchasers and approved by the Company (the “IR Cash”) and (ii) the Company deposited with an escrow agent warrants to purchase 700,000 shares of common stock of the Company at $0.90 per share with cashless exercise rights to be exercisable for one year from the date that such warrants were issued (the “IR Warrants”) to investor relations firms designated by a representative of certain of the Purchasers and approved by the Company. The investor relations firms proposed to receive the IR Cash and the IR Warrants were required to be designated (subject to Company approval) on or before September 30, 2010. On April 6, 2010 and July 12, 2010, the Company issued IR Warrants to purchase 437,500 and 20,000 shares of Common Stock, respectively.  Subsequent to September 30, 2010 and in accordance with the Company’s agreements under the Securities Purchase Agreement, the remaining IR Warrants in escrow, representing the potential right to purchase 242,500 shares, were cancelled.  Restricted cash equal to of $23,651 remained in escrow undisbursed to investor relations firms as of September 30, 2010 and as a result and in accordance with the terms of the Securities Purchase Agreement, such cash was returned to the Company prior to December 31, 2010.

 On June 25, 2010, the Company entered into a Securities Purchase Agreement with an investor (the “Purchaser”) relating to the issuance and sale of 1,866,666 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), in a private placement (the “June 2010 Private Placement”). The purchase price for the Shares was $2,799,940. The June 2010 Private Placement was closed on June 25, 2010.

The Purchaser entered into a Lock-Up agreement whereby the Purchaser agreed not to sell any of its shares in the Company for 24 months from the date of the closing (the “Lock-Up Agreement”)

18. Stock-based compensation

Stock Warrants

Pursuant to the January 11, 2010 Securities Purchase Agreement, in April 2010, the Company issued IR Warrants to two investor relations firms to purchase 437,500 shares of Common Stock, and in July 2010, the Company issued IR Warrants to one other investor relations firm to purchase 20,000 shares of Common Stock.  Pursuant to their terms, the warrants will expire in April and July 2011, respectively.  The initial fair market value of the warrants issued in April 2010 was $1,025,812 and was recorded on the balance sheet as deferred consulting expense (i.e., an asset) and a corresponding amount was recorded as a warrants liability. The initial fair market value was estimated on the date of grant using the Black-Scholes Option Pricing Model in accordance with ASC 718, Compensation - Stock Compensation, using the following assumptions: expected dividend yield 0%, risk-free interest rate of 0.49%, volatility of 289.07%, and an expected term of one year.  The initial fair market value of the warrants issued in July 2010 was $37,693 and was recorded on the balance sheet as deferred consulting expense and a corresponding amount was recorded on the balance sheet as a warrant liability. The initial fair value of these warrants was determined by using the Black-Scholes Options Pricing Model with the following assumptions: discount rate – 0.3%; dividend yield – 0%; expected volatility – 111.31% and term of 1 year.

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

At December 31, 2010, the derivative liabilities associated with these warrants had a fair value of $95,085, which was determined using the Black Scholes Option Pricing Model with the following assumptions: discount rate – 0.12%; dividend yield – 0%; expected volatility – 87.07% and expected term of 0.25 year.

A summary of stock warrants for the year ended December 31, 2010 is as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	-	$-	-	-
Granted	457,500	0.90	12	-
Exercised or converted	(87,500)	0.90	6	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	370,000	$0.90	3	$55,500
Exercisable at December 31, 2010	370,000	$0.90	3	$55,500

 The following table details the Company’s non-vested share awards activity:

Share Awards	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 1, 2010	-	$-
Granted	44,167	2.38
Vested	(31,667)	2.39
Cancelled or Forfeited	-	-
Balance at December 31, 2010	12,500	$2.34

The weighted-average grant-date fair value of non-vested share awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above. As of December 31, 2010, total unrecognized compensation costs related to unvested stock awards was $29,250. Unvested shares are expected to be recognized over a weighted average period of 0.5 years.

19. Reserve Funds

The Company’s subsidiary in the PRC is required to maintain certain statutory reserves by appropriating from the profit after taxation in accordance with the relevant laws and regulations in the PRC and articles of association of the subsidiary before declaration or payment of dividends. The reserves form part of the equity of the Company. The statutory reserve fund can be used to increase the registered capital and eliminate future losses of the subsidiary, but it cannot be distributed to shareholders except in the event of a solvent liquidation of the subsidiary.

The appropriation to the statutory surplus reserve and statutory common welfare fund reserve represent 10 percent and 5 percent of the profits after taxation, respectively. In accordance with the laws and regulations in the PRC, the appropriations to statutory reserve cease when the balances of the reserve reach 50 percent of the registered capital of the subsidiary. Commencing from year 2006, the appropriation to statutory common welfare fund is not required. Thus, the Company had ceased the reservation of statutory common welfare fund from January 2009.

The reserve funds consisted of the following as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Statutory reserve fund	$1,454,885	$908,392
Statutory common welfare fund reserve	244,177	244,177
Total	$1,699,062	$1,152,569

20. China Contribution Plan

Under the PRC Law, full-time employees of the Company’s subsidiaries in the PRC are entitled to staff welfare benefits including medical insurance, maternity insurance, housing provident funds benefit, welfare subsidies, unemployment insurance, worker compensation, and retirement pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to contribute these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $36,011 and $35,699 for the years ended December 31, 2010 and 2009, respectively.

21. Lease Commitments

The company leases certain sales representation offices, general and administrative office, employee living space, and factory space under operating leases. The Company’s sales and marketing offices, general and administrative office and additional manufacturing facility were moved into the new manufacturing facility in Harbin Economic and Development Zone during the latter half of 2010. As of December 31, 2010, the company continues to lease factory space and warehouse for its original manufacturing facility at Harbin city.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms as of December 31, 2010:

For the Year Ending December 31,	Amount
2011	$120,265
Total minimum payments required	$120,265

Rental expenses for the years ended December 31, 2010 and 2009 were $182,601 and $152,356, respectively.

22. Rental Income

The Company leases out certain unused building with land use right, and equipment and machinery under operating leases, and the lease terms all have been extended to December 31, 2011. The rental revenue and cost information for the years ended December 31, 2010 and 2009 consisted of the following:

	For the Years Ended December 31,
	2010	2009
Rental income	$266,078	$439,168
Less: Depreciation and amortization	389,241	415,111
Total Rental (Expense) Income	$(123,163)	$24,057

23. Basic and Diluted Income per Common Share

The Company accounts for net income per common share in accordance with ASC 260, “Earnings per Share” (“EPS”). ASC 260 requires the disclosure of the potential dilution effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income (loss) per share is determined based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is determined based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Except for 370,000 outstanding warrants to purchase Company common stock at exercise price of $0.90 per share, the Company did not have any outstanding convertible shares or share options as of December 31, 2010.

24. Foreign Subsidiary Operations

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

25. Concentration of Business

a. Financial Risks

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

b. Major Customers

The following table summarizes sales to major customers (each 10% or more of revenues):

As of December 31, 2010	2010 Revenue from the Customer	Amount outstanding As of December 31, 2010	Percentage of Total Revenues
Customer A	$4,996,885	$3,492,095	24.9%
Customer B	$4,616,793	$3,367,962	23.0%
Customer C	$3,915,404	$3,110,514	19.5%

As of December 31, 2009	2009 Revenue from the Customer	Amount outstanding As of December 31, 2009	Percentage of Total Revenues
Customer A	$3,697,723	$2,457,451	27.6%
Customer B	$2,819,558	$2,238,165	21.0%
Customer D	$1,614,036	$285,908	12.0%

c. Major Suppliers

The table following summarizes purchases from major suppliers (each 10% or more of purchases):

As of December 31, 2010	2010 Purchases from the Supplier	Percentage of Total Purchases
Supplier A	$5,059,423	52.2%
Supplier B	$3,941,364	40.6%

As of December 31, 2009	2009 Purchases from the Supplier	Percentage of Total Purchases
Supplier A	$3,027,331	51.2%
Supplier B	$2,500,571	42.3%

26.  Subsequent Event

On January 1, 2011, 30,000 share awards were granted to three independent directors for 10,000 each in accordance to their terms and conditions in the service agreements. Total unrecognized compensation costs for the 30,000 share awards were $31,800 and the shares will vest pro rata quarterly through January 1, 2012.

350,000 warrants to purchase shares of common stock at an exercise price of $0.90 per share expired on April 5, 2011, without being exercised by the warrants holder pursuant to the warrants' terms.