Form 10-Q
period 2011-03-31
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2011-05-16
CIK 1082384

`
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

00-86-451-5751 0888
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

Yes  ☐  No ☒

As of May 16, 2011, 25,756,025 shares of common stock, par value $0.001 per share, were outstanding.

CHINA GREEN MATERIAL TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

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

NOTE CONCERNING OPERATING AND REPORTING CURRENCIES

Certain financial information included in this quarterly report has been derived from data originally prepared in Renminbi (“RMB” or “Renminbi”), the currency of the People’s Republic of China (“China” or “PRC”). For purposes of this quarterly report, U.S. dollar amounts are based on conversion at March 31, 2011 exchange rates of US$1.00 to RMB6.5564 for assets and liabilities, and a weighted-average of US$1.00 to RMB6.5795 for revenue and expenses for the three months ended March 31, 2011.  There is no assurance that RMB amounts could have been or could be converted into U.S. dollars at such rates.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets:
Cash and equivalents	$13,858,980	$12,090,345
Restricted cash	410	4,266
Accounts receivable	8,435,184	10,097,506
Inventories	1,051,611	684,534
Accrued rental receivables	274,541	203,844
Deferred consulting expense	-	108,036
Other current assets	561,755	570,596
Total Current Assets	24,182,481	23,759,127

Deposits for construction	762,614	301,992
Property and equipment, net	17,451,327	17,372,325
Intangible assets, net	5,126,246	5,103,278
Technology and patent right, net	1,963,730	2,000,695
Investment	15,306	15,154
Deferred income taxes	148,696	147,207
Total Assets	$49,650,400	$48,699,778

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$485,654	$539,275
Deferred revenue	17,863	14,695
Advances from a third party	1,384,906	1,371,042
Due to stockholders/officers	210,511	208,404
Warrants liability	909	95,085
Taxes payable	405,224	738,647
Other payables for technology and patent right purchase	1,525,227	1,509,958
Total Liabilities	4,030,294	4,477,106

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,701,025 shares issued at March 31, 2011 and December 31, 2010	25,701	25,701
Additional paid-in capital	25,213,966	25,191,392
Statutory reserves	1,817,035	1,699,062
Retained earnings	13,211,221	12,405,789
Accumulated other comprehensive income	5,352,183	4,900,728
Total Stockholders’ Equity	45,620,106	44,222,672
Total Liabilities and Stockholders’ Equity	$49,650,400	$48,699,778

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Revenues	$4,502,594	$2,789,398
Cost of Goods Sold	2,822,087	1,615,790

Gross Profit	1,680,507	1,173,608

Operating Expenses
Selling expenses	45,300	42,723
General and administrative expenses	461,180	242,761
Total Operating Expenses	506,480	285,484

Income From Operations	1,174,027	888,124

Other Income (Expenses)
Interest income	2,775	1,527
Interest expenses	(1,152)	-
Net rental (expense)/income	(29,142)	(10,423)
Loss on disposal of fixed assets	-	(123,404)
Impairment loss on investments	-	(197,098)
Other income (expense)	(1,232)	(30,433)

Total Other Expenses, Net	(28,751)	(359,831)

Income Before Income Taxes	1,145,276	528,293

Provision for Income Taxes	221,871	93,394

Net Income	$923,405	$434,899

Foreign Currency Translation Adjustment	451,455	3,460

Comprehensive Income	$1,374,860	$438,359

Net Income Per Common Share
-Basic	$0.04	$0.02
-Diluted	$0.04	$0.02

Weighted Average Common Shares Outstanding
-Basic	25,701,025	22,415,793
-Diluted	25,701,025	22,415,793

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31，
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows From Operating Activities:
Net Income	$923,405	$434,899
Adjustments to reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	530,298	340,394
Stock based compensation for shares issued to director and CFO	22,576	-
Amortization of deferred consulting expenses	108,036	-
Changes in warrants fair value	(94,176)	-
Changes in deferred tax	-	617
Bad debt expenses	-	(4,115)
Loss on long-term investment	-	197,098
Loss on disposal of fixed assets	-	123,404
Changes in operating assets and liabilities
Restricted cash	3,886	(96,557)
Accounts receivable	1,758,241	822,663
Inventories	(358,891)	176,703
Accrued rental receivable	(68,394)	236,460
Other current assets	14,560	(45,943)
Accounts payable and accrued expenses	(57,486)	(207,805)
Deferred revenue	3,009	24,362
Taxes payable	(339,706)	(84,087)

Net Cash Provided by Operating Activities	2,445,358	1,918,093

Cash Flows From Investing Activities:
Deposit for construction	(455,963)	-
Purchase of property and equipment	(348,433)	(7,297)
Proceeds from disposal of fixed assets	-	117,183
Net Cash Provided by (Used in) Investing Activities	(804,396)	109,886

Cash Flows From Financing Activities:
Proceeds from shareholders/officers loan	-	4,941
Proceeds from stock issued	-	4,481,913
Net Cash Provided by Financing Activities	-	4,486,854

Effect of Exchange Rate Changes on Cash and Equivalents	127,673	1,146

Net Increase in Cash and Equivalents	1,768,635	6,515,979

Cash and Equivalents at Beginning of Period	12,090,345	7,321,276

Cash and Equivalents at End of Period	$13,858,980	$13,837,255

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest	$1,152	$-
Cash paid for Income taxes	$346,899	$219,036

See notes to consolidated financial statements.

 CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principal Activities

China Green Material Technologies, Inc. is a Nevada corporation incorporated in December 1997 under the name Mount Merlot Estates, Inc.  At the time we acquired our current business in February 2007, our corporate name was “Ubrandit.com.”  On January 14, 2008, we changed our name to “China Green Material Technologies, Inc.”  References in these Notes to the “Company” refer to China Green Material Technologies, Inc. and where applicable its direct and indirect wholly owned subsidiaries. On April 21, 2011 and since then, the Company’s shares have been quoted on the Over-the-Counter Bulletin Board (the “Bulletin Board”) operated by the Financial Industry Regulatory Authority under the symbol CAGM.OB.  From February 25, 2011 to April 20, 2011, the Company’s shares were quoted on the OTCQB market operated by Pink OTC Markets Inc. under the symbol CAGM.PK.  Prior to such time, the Company’s shares were traded on the Bulletin Board under the symbol CAGM.OB, whereas before its name change in January 2008 the Company’s shares were quoted on the Bulletin Board under the symbol UBDT.OB

On February 9, 2007, the Company acquired all of the outstanding capital stock of Advanced Green Materials, Inc. (“AGM”), a Nevada corporation, by merging a wholly owned subsidiary of the Company into AGM.  Through AGM, the Company indirectly owns all of the outstanding capital stock of ChangFangYuan Hi-tech Environment-Friendly Industrial Co., Ltd. (“CHFY”), a corporation organized under the laws of the People Republic of China (“China” or the “PRC”).  AGM has substantially no operations and substantially no assets other than the shares of CHFY.  Through CHFY, the Company operates the business described in this annual report on Form 10-K and in the financial statements included herein.   The Company’s acquisition of AMG and CHFY is sometimes herein referred to as the “2007 Business Combination.”  Immediately before the 2007 Business Combination, the Company had no material assets and no material operations and therefore it was considered a “shell company” (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).  As consideration for the acquisition of AGM and CHFY, the Company issued to the former owners of AGM shares of the Company’s Series A Convertible Preferred Stock that were convertible into approximately 98% of the Company’s outstanding common shares, on an after-converted basis.

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

On June 25, 2010, AGM completed the incorporation of a wholly owned subsidiary, Heilongjiang Zhonghao Starch-Based Biodegradable Materials Co., Ltd. (“Zhonghao Bio”) with registered capital of $2.8 million in the Heilongjiang Province of China. Through Zhonghao Bio, the Company owns our new 5,921 square-meter corporate head office and manufacturing facility located in the Harbin Economic and Technological Development Zone, which commenced manufacturing, development, marketing and production of biodegradable packaging materials in the first quarter of 2011.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements (“Interim Financial Statements”) of the Company and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United State of America, or US GAAP, for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all the information and notes required by US GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for year ended December 31, 2010. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimate of useful lives of property and equipment, intangible asset and technology and patent right, the deferred tax valuation allowance and the fair value of stock warrants and stock awards. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

Cash and Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Accounts Receivable

Accounts receivables are recognized and carried at original invoice amount less allowance for doubtful accounts based on a review of all outstanding amounts at period end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging account with specific identification on case by case and the estimated losses are based on a review of the current status of the existing receivables. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. There was no allowance for doubtful accounts as of March 31, 2011 and December 31, 2010. Trade receivables are written off when deemed uncollectible.

Inventories

The Company value inventories, consisting of finished goods, work in progress, raw materials, and packaging material and other items, at the lower of cost or market. Cost is determined on the weighted average cost method. Cost of raw materials is determined on a first-in, first-out basis (“FIFO”). Finished goods are determined on a weighted average basis and are comprised of direct materials, direct labor, and an appropriate proportion of overhead.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful lives of the assets. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company’s Consolidated Statements of Income and Comprehensive Income.

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

Intangible Assets

At March 31, 2011 and December 31, 2010, intangible assets consist of a land use right. With the adoption of ASC 350 (“Intangibles-Goodwill and Other”), intangible assets with a definite life are amortized on a straight-line basis. The land use right is being amortized over its estimated life of 50 years. Our interests in the patent rights and related technology acquired by us in 2009 are accounted for on the balance sheets as “Technology and patent right, net”.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Revenue includes sales of products. Products revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers, net of allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Deferred revenue represents the undelivered portion of invoiced value of goods sold to customers. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Rental income recognition

Rental income from operating leases related to our unused factory facilities with 21,132 square meters of floor space is recognized on a straight-line basis over the lease period. The Company recognized $68,394 (equivalent to RMB0.45 million) and $65,915 (equivalent to RMB 0.45 million) gross rental income for the three months ended March 31, 2011 and 2010, respectively.

 Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expenses were $0 and $16,992 for the three months ended March 31, 2011 and 2010, respectively.

Employee Welfare Benefit

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company’s China subsidiary recorded all employee welfare benefit expense as incurred. The total expense for the above was $5,183 and $1,979 for the three months ended March 31, 2011 and 2010, respectively.

Research and development costs

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts expensed for the three months ended March 31, 2011 and 2010 were $6,178 and $45 respectively.

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

The Company translates the assets and liabilities into $ using the rate of exchange prevailing at the balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Adjustments resulting from the translation from RMB into $ are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for financial statements are as follows:

	Average Rate for three months ended March 31
	2011	2010
Renminbi (RMB)	6.5795	6.8269
United States dollar ($)	$1.00	1.00

	Exchange Rate at
	March 31, 2011	December 31, 2010
Renminbi (RMB)	6.5564	6.8263
United States dollar ($)	$1.00	1.00

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

As of March 31, 2011 and 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value, other than the warrants liabilities discussed in Note 17 below.

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

Share-Based Payments

The Company adopted ASC 718, “Compensation-Stock Compensation” (“ASC No. 718”). ASC No. 718 amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC No.718 generally requires such transactions to be accounted for using a fair-value-based method

Recent Accounting Pronouncements

Since the filing of 2010 Form 10-K, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-01 through No. 2011-03. These ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

2. Cash – restricted

Commencing from 2008, in accordance with the relevant Harbin local tax regulations, the Company is subjected to labor union fees at 2% of total payroll. The general union of city government will return the 40% of the paid labor union fees back to the Company, and requires that the returned amount should be deposited into a special bank account that is restricted to be used only for employees’ welfare purpose by the labor union department of the Company. As of March 31, 2011 and December 31, 2010, the amounts of cash - restricted were $410 and $4,266, respectively.

3. Accounts Receivable

The Company generally provides its major customers with short term credit pursuant to which the customers are required to make payment between three months and six months after delivery, depending on the customer’s payment history.  The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable. As of March 31, 2011 the account receivable balance was $8,435,184, none of which has been outstanding more than six months.

The accounts receivable amounts included in the consolidated balance sheets at March 31, 2011 and December 31, 2010   were as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)
Accounts receivable	$8,435,184	$10,097,506
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$8,435,184	$10,097,506

4. Inventories

Inventories at March 31, 2011 and December 31, 2010 consisted of the following:
	March 31, 2011	December 31, 2010
	(Unaudited)
Raw materials	$920,134	$572,788
Work in process	21,963	18,421
Finished goods	96,098	60,711
Packaging and other	13,416	32,614
Total	$1,051,611	$684,534

5. Accrued Rental Receivable and Rental Income (Loss)

As of March 31, 2011 and December 31, 2010, Accrued rental receivable consisted of accrued rental income for leasing out unused factory space.

The Company leases out certain unused building with land use right, and equipment and machinery under operating leases agreements, and the lease terms had been extended to December 31, 2011. Its annual rental is RMB 1,800,000 or $ 273,576 per year. The rental revenue and cost for the three months ended March 31, 2011 and 2010 consisted of the following:

	Three Months ended March 31, 2011	Three Months ended March 31, 2010
	(Unaudited)	(Unaudited)
Rental income	$68,394	$65,915
Less: depreciation and amortization	97,536	76,338
Total Income (loss) from rental	$(29,142)	$(10,423)

6. Other current assets

As of March 31, 2011 and December 31, 2010, other current assets consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Advance to employees	$544,441	$514,402
Prepaid utilities	288	38,772
Prepaid rent	17,026	17,422
Total	$561,755	$570,596

The advance to employee is for business trip and marketing.

7. Deposits for construction

As of March 31, 2011 and December 31, 2010, deposits to supplier for construction mainly consisted of a renovation deposit of RMB5,000,000 or $762,614 and RMB2,000,000 or $301,992, respectively for total contract value of RMB5,200,000 or $793,118 subject to value of variation orders which will be agreed upon by both parties for the Company’s new administrative offices adjoining the new manufacturing facilities.

8. Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives listed below:

Estimated Life
Building	20 years
Equipment and machinery	5 to 10 years
Vehicles	5 years
Office equipments	5 years
Leasehold improvements	lower of term of lease or 5 years

Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expended as incurred, whereas significant renewals and betterments are capitalized. The Company did not incur or capitalize any significant repairs and maintenance expenditures in for the three months ended March 31, 2011 and 2010, respectively. In the three months ended March 31, 2010, the Company disposed of equipment and machinery of $378,166 which the Company determined will not be used in future operations. A loss on such disposition of $123,404 is included within other expenses.

As of March 31, 2011 and December 31, 2010, property and equipment at cost, less accumulated depreciation, consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Building	$9,051,921	$8,961,302
Equipment and machinery	12,903,849	12,750,125
Vehicles	180,286	178,481
Office equipments	191,785	189,671
Leasehold improvements	180,748	178,938
	22,508,589	22,258,517
Less: Accumulated depreciation	5,717,484	5,218,383
Subtotal	$16,791,105	$17,040,134
Construction-in-progress	660,222	332,191
Total	$17,451,327	$17,372,325

For the three months ended March 31, 2011 and 2010, depreciation was $444,765 and $285,425, respectively.

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

The intangible assets at cost less amortization consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(Unaudited)
Land use right	$5,727,650	$5,670,310
Less: Accumulated amortization	601,404	567,032
Total	$5,126,246	$5,103,278

For the three months ended March 31, 2011 and 2010, amortization expenses were $28,538 and $27,552, respectively.

The amortization expense from March 31, 2011 for the next five years is expected to be as follows:

For the Year Ending December 31,	Amount
2011	$86,015
2012	$114,553
2013	$114,553
2014	$114,553
2015	$114,553
Thereafter	$4,582,019
Total	$5,126,246

10.   Technology and patent right, net

On September 17, 2009, to acquire technology for use in the manufacture of the Company’s starch-based material, the Company entered into an agreement to purchase two technologies from four individuals including two related parties, Mr. Zhonghao Su, Chief Executive Officer of the Company, and Mr. Yingjie Qiao, technical director of the Company.  Pursuant to the sales agreement, Mr. Zhonghao Su agreed to contribute his interest in the technologies without any consideration. The total amount payable for these two technologies was RMB15 million which was the fair value of the technology and patent right ($2,287,841), of which the Company paid RMB5 million ($762,614).  The remaining RMB10 million ($1,525,227), which was recorded as other payables, will be paid by the Company upon receipt of the patent rights certificates for these two technologies and transfer of the ownership of these patent rights to the Company.

On December 17, 2009, the Company entered into a supplemental agreement with three owners of these technologies, Mr. Yingjie Qiao, Mr, Zhonghao Su, and Mrs. Dongyan Tang, to amend the agreement for the purchase price of the technologies. Pursuant to the supplemental agreement, the Company would only acquire one technology for the total purchase price of RMB15 million ($2,287,841) payable to Mr. Yingjie Qiao and Mrs. Dongyen Tang, of which the Company has already paid RMB5 million ($762,614). The remaining RMB10 million ($1,525,227), which was recorded as other payables, will be paid by the Company when it receives the patent right certificate for the technology and the ownership of patent right has been completely transferred to the Company. The Company began using this technology for manufacturing in late 2009, and amortize over its estimated useful life of 10 years.

Pursuant to the supplemental agreement, the Company also obtained the right to use the other technology which was the subject of the original agreement and which the Company currently applies in its dry-powder blending process to produce its starch-based material.  The supplemental agreement provides the Company with a royalty-free right to use this other technology as long as it is owned by the current owners, a right of first refusal on any proposed transfers of the technology by the current owners and an option to purchase the technology for RMB15 million ($2,287,841). This technology is the subject of a patent application filed with, and presently under review by, the PRC State Intellectual Property Office.

The technology and patent right at cost less amortization consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Technology and patent right	$2,287,841	$2,264,937
Less: Accumulated amortization	324,111	264,242
Total	$1,963,730	$2,000,695

For the three months ended March 31, 2011 and 2010, amortization expense for technology and patent right was approximately $56,995 and $27,000, respectively.

The amortization expense from March 31, 2011 for the next five years is expected to be as follows:

For the Year Ending December 31,	Amount
2011	$171,789
2012	$228,784
2013	$228,784
2014	$228,784
2015	$228,784
Thereafter	$876,805
Total	1,963,730

11. Investment

The Company, through CHFY, indirectly owns a 16% equity interest in Harbin Longjun Trade Co., Ltd. (“Longjun”), a corporation organized in Heilongjiang Province of the PRC on June 1, 2006.  The Company accounts for this investment using the cost method. As of March 31, 2011 and December 31, 2010, the investment amounts at cost were approximately $15,306 and $15,154.  The company recorded $197,098 of impairment loss on this investment during the quarter ended March 31, 2010, which is the difference between the book value and the estimated fair value of the investment.

12. Accounts payable and accrued expenses

As of March 31, 2011 and December 31, 2010, accounts payable and accrued expenses consisted of following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Accounts payable	$37,426	$53,651
Other payables	6,571	6,265
Salary payables	229,654	180,152
Accrued expenses	212,003	299,207
Total	$485,654	$539,275

13. Advance from a third party

Advance from a third party is amount due to a third party to be used in the purchase of new facility. The amount due is unsecured, non-interest bearing and repayable within next twelve months.

14. Due to Stockholders/Officers

Since 2005, certain of our principal stockholders have advanced necessary working capital to the Company to support its research, development and operations. These amounts are unsecured, non-interest bearing and have no set repayment date. During the year 2009, the Company repaid a significant amount of these loans to one of its stockholders. As a result, the net amounts due to the stockholders/officers were $210,511 and $208,404 as of March 31, 2011 and December 31, 2010, respectively. All the amount due to officer above are payable to Mr. Zhonghao Su,  Chief Executive Officer of the Company.

15. Income and Other Taxes

a. Corporation Income Taxes (“CIT”)

The Company will file a federal consolidated income tax return with its US subsidiary and state franchise tax individually with the State of Nevada. The Company’s PRC subsidiaries file income tax returns under the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

In accordance with the relevant PRC tax laws and regulations, the Company’s PRC subsidiary, CHFY, is subject to CIT at 33% and 30% tax rate before and after September 1, 2006. Because since CHFY became a foreign wholly-own company on August 18, 2006, CHFY had been authorized to reduce its income tax rate by 3% to 30% from the regular 33% tax rate starting from the following month of acquisition date. Commencing from January 2008, the PRC government reduced the regular CIT tax rate from 33% to 25%. However, company entitled to the temporary rate reduction described in the following paragraph must compute the tax based upon original CIT tax rate.

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

In accordance with the relevant PRC tax laws and regulations, the Company’s PRC subsidiary, Zhonghao Bio, is subject to CIT at 25%.

The deferred income tax assets result from impairment of investment and are deductible when the actual loss on investment is incurred.

The components of the provisions for income taxes were as follows for the three months ended March 31, 2011 and 2010:

	Three months ended March 31, 2011	Three months ended March 31, 2010
	(Unaudited)	(Unaudited)
Current taxes:
Current income taxes in the PRC	$221,871	$94,011
Deferred income taxes benefits	-	(617)
Total provision for income taxes	$221,871	$93,394

The following is a reconciliation of tax computed by applying the statutory income tax rate to PRC operations to income tax expenses for the three months ended March 31, 2011 and 2010 respectively:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

PRC statutory tax rate	25%	25%
Accounting income before tax	$1,145,276	$528,293
Computed expected income tax expenses	286,319	132,073
Loss from subsidiaries and contractually controlled entity	80,404	-
Less: tax exemption	144,852	38,679
Income tax expenses	$221,871	$93,394

b. Value Added Tax (“VAT”)

The Company’s PRC subsidiary, CHFY, is subject to VAT of 17% on merchandises sales in the PRC. Since the CHFY is located in Heilongjiang province and classified as a  Hi-Tech Manufacturing Company, the China National Tax Authority had authorized CHFY to offset the VAT tax paid for purchasing equipments and machineries with the regular VAT tax collected from sales products of CHFY. This authorization began in December 2007.

 The Company’s PRC subsidiary, Zhonghao Bio, is classified as a small-scale tax payer which is subject to VAT of 3% on merchandises, as of March 31, 2011, Zhonghao Bio has no sales yet.

c. Taxes Payable

As of March 31, 2011 and December 31, 2010, taxes payable consisted of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Value-added taxes	$164,828	$377,066
Income taxes payable	238,216	360,043
Individual income taxes withholdings	2,180	1,538
Total	$405,224	$738,647

16. Stockholders’ Equity

Preferred stock
The Company authorized 20,000,000 shares of preferred stock, with a par value of $.001 per share, but no preferred shares were issued and outstanding as of March 31, 2011 and December 31, 2010.

Common stock

The Company was authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share, of which 25,701,025 shares were issued and outstanding as of March 31, 2011 and December 31, 2010.

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

17. Stock-based compensation

Stock Warrants

Pursuant to the January 11, 2010 Securities Purchase Agreement, in April 2010, the Company issued Investor relations Warrants to two investor relations firms to purchase 437,500 shares of Common Stock, and in July 2010, the Company issued Investor relations Warrants to one other investor relations firm to purchase 20,000 shares of Common Stock.  Pursuant to their terms, the warrants will expire in April and July 2011, respectively.  The initial fair value of the warrants issued in April 2010 was $1,025,812 and was recorded on the balance sheet as deferred consulting expense (i.e., an asset) and a corresponding amount was recorded as a warrants liability. The initial fair value was estimated on the date of grant using the Black-Scholes Option Pricing Model in accordance with ASC 718, Compensation - Stock Compensation, using the following assumptions: expected dividend yield 0%, risk-free interest rate of 0.49%, volatility of 289.07%, and an expected term of one year.  The initial fair value of the warrants issued in July 2010 was $37,693 and was recorded on the balance sheet as deferred consulting expense and a corresponding amount was recorded on the balance sheet as a warrant liability. The initial fair value of these warrants was determined by using the Black-Scholes Options Pricing Model with the following assumptions: discount rate – 0.3%; dividend yield – 0%; expected volatility – 111.31% and term of 1 year.

The warrants have a reset provision that would reduce the exercise price to any amount below $0.90 if the Company issues shares below that price.  In accordance with ASC 815, we have accounted for these warrants as derivative liabilities. The initial fair value of the expense resulting from such warrants is amortized on a straight line basis over the period of service under the agreement with the recipient of the warrants.  Any changes in the fair values of the warrants will be charged to expense or credited to income, as applicable, in the period of change. The amortized consulting expenses for the three months ended March 31, 2011 and 2010 were $108, 036 and $0.  $94,176 of income and $0 were recorded for the three months ended March 31, 2011 and 2010 resulted from the changes in the fair values of the warrants.

At March 31, 2011, the derivative liabilities associated with 20,000 warrants had a fair value of $899, which was determined using the Black Scholes Option Pricing Model with the following assumptions: discount rate – 0.09%; dividend yield – 0%; expected volatility – 81.16% and expected term of 0.25 year. The derivative liabilities associated with 350,000 warrants had a fair value of $10, which was determined using the Black Scholes Option Pricing Model with the following assumptions: discount rate – 0.05%; dividend yield – 0%; expected volatility – 81.16% and expected term of 0.01 year.

87,000 warrants to purchase shares of common stock were exercised on cashless basis at $0.90 per share pursuant to the warrants' terms during year ended December 31, 2010.

A summary of stock warrants for the period ended March 31, 2011 is as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	370,000	$0.90	3	-
Granted	-	-	-	-
Exercised or converted	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2011	370,000	$0.90	1	$-
Exercisable at March 31, 2011	370,000	$0.90	1	$-

350,000 warrants to purchase shares of common stock at an exercise price of $0.90 per share expired on April 5, 2011, without being exercised by the warrants holder pursuant to the warrants' terms.

Share Awards

On May 19, 2010, the Company and Mr. William Wang Dongxiang and Mr. Lianjun Luo, the Independent Directors of the Company, entered into a services agreements. Pursuant to the terms of the services agreement, Mr. Wang and Mr. Luo were granted 10,000 of common stock each of the Company at the beginning of each year based on annual services in the Company.  The shares award has a term of one year and vests in equal time services basis of services agreement over a one-year period beginning on January 1, 2011.

On July 1, 2010, the Company and Mr. Yan Seong Low, the Chief Financial Officer of the Company, entered into an employment services agreement.

Pursuant to the terms of the employment services agreement, Mr. Low was granted a shares award on July 1, 2010 of 25,000 shares of restricted common stock of the Company at price of $2.34 per share, which was the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on such date. The shares award will be vested immediately upon completion of annual Executive’s services in the Company beginning on July 1, 2010. And the employment with the company is three years.

On December 16, 2010, the Company and Mr. Johnson Shun-Pong Lau, the Independent Directors of the Company, entered into a services agreement. Pursuant to the terms of the services agreement, Mr. Lau was granted a shares award 10,000 of common stock each of the beginning of each year of the Company based on annual services in the Company.  The shares award has a term of one year and vests in equal time services basis of services agreement over a one-year period beginning on January 1, 2011.

The following table details the Company’s non-vested share awards activity:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 1, 2011	25,000	$2.34
Granted	30,000	1.06
Vested	(7,500)	1.06
Cancelled or Forfeited	-	-
Balance at March 31, 2011	47,500	$1.73

The weighted-average grant-date fair value of non-vested share awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above. Total recognized compensation cost was $22,575 and $0 for three months ended March 31, 2011 and 2010, respectively. Total unrecognized compensation costs were $38,475 as of March 31, 2011, which are expected to be recognized over a weighted average period of 0.64 years.

18. Statutory Reserves

The Company’s subsidiaries in the PRC is required to maintain certain statutory reserves by appropriating from the profit after taxation in accordance with the relevant laws and regulations in the PRC and articles of association of the subsidiary before declaration or payment of dividends. The reserves form part of the equity of the Company. The statutory reserve fund can be used to increase the registered capital and eliminate future losses of the subsidiary, but it cannot be distributed to shareholders except in the event of a solvent liquidation of the subsidiaries.

The appropriation to the statutory surplus reserve and statutory common welfare fund reserve represent 10 percent and 5 percent of the profits after taxation, respectively. In accordance with the laws and regulations in the PRC, the appropriations to statutory reserve cease when the balances of the reserve reach 50 percent of the registered capital of the subsidiary. Commencing from year 2006, the appropriation to statutory common welfare fund reserve is not required. Thus, the Company had ceased the reservation of statutory common welfare fund from January 2009.

 The statutory reserves consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(Unaudited)
Statutory reserve fund	$1,572,858	$1,454,885
Statutory common welfare fund reserve	244,177	244,177
Total	$1,817,035	$1,699,062

19. China Contribution Plan

Under the PRC Law, full-time employees of the Company’s subsidiaries in the PRC are entitled to staff welfare benefits including medical insurance, maternity insurance, housing provident funds benefit, welfare subsidies, unemployment insurance, worker compensation, and retirement pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to contribute these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $13,852 and $8,267 for the period ended March 31, 2011 and 2010, respectively.

20. Lease Commitments

The Company leases certain sales representation offices, general and administrative office, employee living space, and factory space under operating leases. The Company’s sales and marketing offices, general and administrative office and additional manufacturing facility were moved into the new manufacturing facility in Harbin Economic and Development Zone during the latter half of 2010. As of December 31, 2010, the Company continues to lease factory space and warehouse for its original manufacturing facility at Harbin city. The lease contract will be renewed at an annual basis.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms as of March 31, 2011:

2011
Total minimum payments required	$91,111

The total rental expenses for the three months ended March 31, 2011 and 2010 were approximately $30,834 and $49,000, respectively.

21. Basic and Diluted Income per Common Share

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Numerator:
Net income	$923,405	$434,899
Denominator:
Weighted average number of common shares outstanding
-Basic	25,701,025	22,415,793
-Diluted	25,701,025	22,415,793
Earnings per share
-Basic	$0.04	$0.02
-Diluted	$0.04	$0.02

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

As of March 31, 2011, the Company had 47,500 non-vested shares awards and 370,000 outstanding warrants that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted earnings per share in the periods presented, as their effect would have been anti-dilutive since the grant price of these restricted shares and the exercise price of these option were higher than the average market price during period presented.

22. Foreign Subsidiary Operations

Substantially all of the Company’s operations are carried out through its subsidiaries located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environments in the PRC. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

23 Related Party Balances and Transactions

a. Stockholders transactions

In 2009, the Company purchased technology and patent right from individuals including two related parties, Mr. Zhonghao Su, Chief Executive Officer of the Company, and Mr. Yingjie Qiao, technical director of the Company. Pursuant to the sales agreement, Mr. Zhonghao Su agreed to contribute his interest in the technologies without any consideration. The total purchase price is RMB15 million ($2,287,841), the Company has already paid RMB5 million ($762,614). The remaining RMB10 million ($1,525,227) was recorded as other payables. (See note 10)

b. Stockholders balances (see note 14)

	March 31, 2011	December 31, 2010
	(Unaudited)
Due to stockholders/officers:
Mr. Zhonghao Su	$210,511	$208,404

24. Concentration of Business

a. Financial Risks

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

b. Major Customers

The following table summarizes sales to major customers (each 10% or more of revenues):

	Three months ended March 31,
	2011		2010
	(Unaudited)		(Unaudited)
Largest customers	Amount of sales	% of total sales	Amount of sales	% of total sales
Customer A	$1,035,335	23.0%	$882,047	31.6%
Customer B	$937,907	20.8%	$822,538	29.5%
Customer C	$791,115	17.6%	$404,383	14.5%

The following table summarizes accounts receivable outstanding from major customers (each 10% or more of revenues):

	March 31, 2011		December 31, 2010
	(Unaudited)
Largest customers	Accounts receivable	% of total accounts receivable balance	Accounts receivable	% of total accounts receivable balance
Customer A	$2,922,335	34.6%	$3,492,095	34.6%
Customer B	$2,849,887	33.8%	$3,367,962	33.4%
Customer C	$2,507,474	29.7%	$3,110,514	30.8%

c. Major Suppliers

The table following summarizes purchases from major suppliers (each 10% or more of purchases):

	Three months ended March 31,
	2011		2010
	(Unaudited)		(Unaudited)
Largest suppliers	Amount of purchase	% of total purchases	Amount of purchase	% of total purchases
Supplier A	$1,354,210	48.2%	$583,545	53.0%
Supplier B	$1,273,178	45.3%	$364,734	33.0%

Accounts payable of top suppliers balance is $0 as of March 31, 2011 and December 31, 2010.

25. Subsequent Event

350,000 warrants to purchase shares of common stock at an exercise price of $0.90 per share expired on April 5, 2011, without being exercised by the warrants holder pursuant to the warrants' terms.

On April 4, 2011, the Company issued 10,000 shares each to Dangxiang Wang, Lianjun Luo and Johnson Lau. The total 30,000 shares were granted in connection with the appointment of these individuals as members of our board of directors for the service period from January 1, 2011 to December 31, 2011. The compensation expenses will be recorded based on the market value on the grant date which is $1.06 per share and amortized over the service period with $7,950 for each quarter.

 On April 4, 2011, we issued 25,000 shares to Low Yan Seong in connection with the appointment as Chief Financial Officer for the Company for the service period from July 1, 2010 to June 30, 2011. The compensation expenses will be recorded based on the market value on the grant date which is $2.34 per share and amortized over the service period with $14,625 for each quarter.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used herein, “China Green,” “we,” “us,” “our” and the “Company” refers to China Green Material Technologies, Inc. and where applicable its direct and indirect wholly owned subsidiaries.

Certain Terms

Except where the context otherwise requires and for the purposes of this report only:

●
“China Green,” “the Company,” “we,” “us,” and “our” refer to China Green Material Technologies, Inc., and where applicable its direct and indirect wholly owned subsidiaries, and, in the context of describing our operations and business, and consolidated financial information;

●	“China,” “Chinese” and “PRC” refer to the People’s Republic of China and do not include Taiwan and special administrative regions of Hong Kong and Macao;

●	“SEC” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“RMB” refers to Renminbi, the legal currency of China; and

●	“U.S. Dollar,” “$” and “US$” refer to the legal currency of the United States.

The following discussion and analysis of our financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited consolidated financial statements and related notes included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2010.

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

Our starch-based material is potentially a substitute for the oil-based plastics and papers used in a wide variety of products.  The Company’s starch-based products are an alternative to conventional petroleum-based plastic polymers such as polypropylene “PP” and polystyrene “PS” which are widely used to produce disposable take-away containers, disposable cups, plates, trays and cutlery. We currently manufacture and sell disposable food trays, containers, tableware and packaging materials and we are actively researching the introduction of additional product lines.  During 2010 we developed food trays to hold frozen dumplings, which we produce in various sizes, including food containers with height of 8 cm and width of A4 paper size and a starch-based cup which we produce in sizes up to 17 cm tall.  In addition, during 2010 we also designed dual purpose, customized biodegradable and disposable tableware products for operational personal in the Railway Bureau of Harbin, potentially one of our major customers.

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

●
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

●
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

First Quarter Financial Performance Highlights

We continued to experience continuous demand for our products during the first quarter of 2011, which resulted in continued growth in our revenues. Despite the overall economic uncertainties in the global economy and credit tightening in China, the starch-based biodegradable, disposable and compostable materials industry in China is still in the process of rapid and continuous development with the increase of awareness and demand for environmentally friendly containers, tableware and packaging materials by the Chinese government and public. This trend is supported by the favorable governmental policies in the biodegradable materials sector. We believe this trend will continue to result in the growth in sales of our products.

The following are some financial highlights for the first quarter of 2011:

●
Revenues – Revenues were $4.5 million for the first quarter of 2011, an increase of 61.4% from the comparable quarter of 2010, due to tonnage sold increase by 52.5% and average selling price increase by 6.0%.

●
Gross Margin – Gross margin was 37.3% for the first quarter of 2011, as compared to 42.1% for the comparable quarter of 2010, due to increase in overall production costs by 14.7% mainly caused by increase in raw materials prices, depreciation charges for plant and equipment, amortization costs for technology and patent right, utilities and packaging costs. Our increased average selling price during first quarter of 2011 reduce the impact of the increase in production costs so that the costs of goods sold percentage increased by 8.3% from 57.9% in the three months ended March 31, 2010 to 62.7% in the three months ended March 31, 2011.

●	Income from operations – Income from operations was $1.2 million for the first quarter of 2011, an increase of 32.2% from $0.9 million of the comparable quarter of 2010.

●	Net Income – Net income was $0.9 million for the first quarter of 2011, an increase of 112.3% from the comparable quarter of 2010.

 Results of Operations for the Three Months Ended March 31, 2011 and 2010

 The following table presents selected items in our consolidated statements of operations for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011			2010
	$	% of Sales		$	% of Sales
Sales	4,502,594	100.0%		2,789,398	100.0%
Cost of sales	2,822,087	62.7%		1,615,790	57.9%
Gross Profit	1,680,507	37.3%		1,173,608	42.1%
Operating Expenses	506,480	11.2%		285,484	10.2%
Income from Operations	1,174,027	26.1%		888,124	31.9%
Other Income (Expenses), net	(28,751)	(0.6%	)	(359,831)	(12.9%	)
Income tax expense	221,871	4.9%		93,394	3.3%
Net Income	923,405	20.5%		434,899	15.7%

Sales   Total revenues were $4.50 million for the three months ended March 31, 2011 compared to $2.79 million for the comparable period of 2010, an increase of $1.71 million or 61.4%.  The increase in revenues resulted from a combination of increased demand from our existing customers, and successful development of new customer base as we continue to improve our sales strategy, increase the sales channel and develop our market. The increase was mainly attributable to the increased sales of our products which resulted from increased demand from our existing customers as well as new customers. We believe that such revenues increased as a result of growing recognition of our starch based biodegradable products and their environmental friendly advantages as well as the rapidly developing market opportunities in this sector in China. We continue our efforts to increase revenues by improving our marketing strategy, increasing our sales channels, increasing the geographical presence of our products within China and overseas and developing new biodegradable products. For the three months ended March 31, 2011, the volume of our products sold increased by 52.5% and our average selling price increased by 6.0% as compared to the comparable period in 2010.  During 2011 we increased our internal marketing team members from 38 as of March 31, 2010 to 58 as of March 31, 2011. Historically, we have generally experienced a decrease in generating revenues in the first quarter of the year as compared to fourth quarter of previous year, mainly due to Chinese Lunar New Year as majority of the business in PRC shut down for a month long holiday. Therefore, the increase in revenues contribution from first quarter of the year may not be significant as a whole for year ending December 31, 2011.

Cost of Sales and Gross Profit Margin   Cost of sales for the three months ended March 31, 2011 was $2.82 million, compared to $1.62 million for the comparable period of 2010, an increase of $1.20 million or 74.7%. Gross profit margin was 37.3% for the three months ended March 31, 2011 and 42.1% for the comparable period of 2010.  The 4.8% decline in gross profit margin during the first quarter of 2011 compared with the comparable period in 2010 was due to increased in overall production costs by 14.7%, which mainly caused by increases in raw material price, depreciation charges for plant and equipment, amortization costs which was mainly for technology and patent right, utilities and packaging costs in 2011 as compared to 2010. Our increased average selling price for the three months ended March 31, 2011 reduced the impact of the increase in production costs so that the costs of good sold percentage increased by 8.3% from 57.9% in the three months ended March 31, 2010 to 62.7% in the three months ended March 31, 2011.

Operating Expenses Operating expenses (which consist of selling expenses and general and administrative expenses) were $0.51 million for the three months ended March 31, 2011, compared to $0.29 million for the comparable period of 2010, an increase of $0.22 million or 77.4%. Although our sales increased during the first quarter of 2011, selling expenses were relatively stable at approximately $0.05 million for both the three months ended March 31, 2011 and for the comparable period of 2010, reflecting our continuous efforts on expense control.  General and administrative expenses were $0.46 million for the three months ended March 31, 2011, compared to $0.24 million for the comparable period of 2010, an increase of approximately $0.22 million or 90.0%. The increase was primarily due to increased in Zhonghao Bio start-up costs of $0.14 million in the first quarter of 2011.

Other Income (Expense)  Total other expenses were $0.03 million for the three months ended March 31, 2011, compared to total other expenses of $0.36 million for the comparable period of 2010, a decrease of expenses of $0.33 million, or 92.0%.  The decrease primarily due to a loss on impairment of investment of $0.20 million and a loss on fixed assets disposal of $0.12 million in 2010, whereas there were no such losses incurred in the three months ended March 31, 2011.

Net Income   Our net income was $0.92 million for the three months ended March 31, 2011 compared to net income of $0.43 million for the same period of 2010, an increase of $0.49 million or 112.3%. Net income as percentage to revenue was 20.5% for the first quarter of 2011 compared to 15.7% in the same period of 2010. This increase in net income and net income margin was primarily due to increased revenue in 2011 but no losses incurred on disposal of fixed assets and impairment of investment, as compared to corresponding period in 2010.

Liquidity and Capital Resources

Our operations were initially capitalized by the combination of cash contributed to CHFY and a manufacturing facility and intellectual property contributed by our stockholders prior to 2008. Since that time we have funded operations, including capital expenditures, primarily from cash generated by operations, by sales of our common stock in private placement transactions, by loans from third parties, and by loans from certain of our stockholders and management. We repaid approximately $0.1 million of loans to one of the stockholders for year ended December 31, 2010 and $1.0 million for year ended December 31, 2009; as a result, as of March 31, 2011, we owed approximately $0.2 million in related party debt.  These loans are non-interest bearing, unsecured, and due on demand.  Accordingly, we include them as current liabilities.  We may make further repayments of these loans from time to time without interfering with the operation of our business.

As of March 31, 2011, we had working capital of $20.2 million. The working capital includes cash and equivalents of $13.9 million and net accounts receivable of $8.4 million. Most of our receivables are owed to us by our primary customers for products purchased from us, and we consider the receivables as collectible in the ordinary course.  We expect to collect substantially all of the March 31, 2011 balance of receivables during 2011. The ratio of current assets to current liabilities was 6.0:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2011 and 2010:

	Three Months ended March 31, 2011	Three Months ended March 31, 2011
	(Unaudited)	(Unaudited)
Cash provided by (used in):
Operating Activities	$2,445,358	$1,918,093
Investing Activities	(804,396)	109,886
Financing Activities	-	4,486,854

We incurred positive cash in-flow from our operations of $2.4 million for the three months ended March 31, 2011. This was primarily attributable to our collection of accounts receivable of $1.8 million, net income of approximately $0.9 million and non-cash items adjustments for depreciation and amortization of $0.5 million offset by outflow from changes in operating assets and liabilities.

During the three months ended March 31, 2011, we had cash outflow of $0.8 million from investing activities. This was mainly attributable to the additional $0.5 million deposits for construction or the Company’s new manufacturing facility, which have a total contract value of $0.8 million or RMB5,200,000 and value of variation orders subject to agreement by both parties, $0.3 million cash paid to purchase property, plant and equipment for the Company’s new corporate office and manufacturing facility. While in the comparable year of 2010, we received $0.12 million of proceeds from disposal of fixed assets.

We did not have any cash inflow or outflow from financing activities for three months ended March 31, 2011 but we had cash inflows from financing activities of $4.5 million for the three months ended March 31, 2010, mainly due to proceeds of $4.5 million from the issuance of 5.1 million shares of common stock at $0.90 per share in connection with the private placement in the first quarter of 2010.

We intended to employ from second quarter of 2011 onward, our cash resources for marketing and brand building, for completion of our new production facility, for increasing production at the new facility, and for general and corporate purposes. As part of our marketing strategy in 2011, we intend to begin an advertising campaign in selected television media in the area of Northeast China and in Shandong province of China. We expect that total expenditures for this media campaign may total approximately RMB20 million (US$3.1 million) in 2011.  In 2011 we have made investments in labor, raw materials and supplies to support the production at the new facility; in addition, we anticipate additional investments in labor, raw materials and supplies to support higher levels of production at the new facility as we continue to expand our sales in China and internationally.  We may recover substantially all of the investments necessary for production at the new facility during 2011 in the normal cycle of business through collection of receivables generated by the sale of the finished products from the new facility.  In addition, in the event that our patent application is granted, we will be required to pay approximately RMB10 million (US$1.5 million) to the sellers of the underlying technology; and in the event we decide to purchase the technology underlying the other patent subject to the supplemental agreement described elsewhere in this interim report under Note 10 – Technology and patent right, we will be required to pay approximately RMB15 million (US$2.2 million).  We believe our current resources are sufficient to fund ongoing operations as well as our currently projected cash need for the foreseeable future.

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

Application of Critical Accounting Policies

In preparation of our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the three months ended March 31, 2011, except for the estimate of useful lives of property and equipment, amortization period for intangible asset and technology and patent right, the deferred tax valuation allowance and fair value of stock warrants and stock awards, there was no estimate made which was (a) subject to a high degree of uncertainty, and (b) material to our results.

We made no material changes to our critical accounting policies in connection with the preparation of our financial statements for the three months ended March 31, 2011.

Impact of Accounting Pronouncements

Since the filing of 2010 Form 10-K, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-01 through No. 2011-03. These ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

 ITEM 4.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2011, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2011 we implemented certain improvements in our Company’s internal control over financial reporting.  These improvements were in response to the conclusion by our Certifying Officers that, as of June 30 and September 30, 2010, there existed a material weakness in respect of our internal control over financial reporting, specifically in our control over the adoption of ASC 815-15, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock” which the FASB finalized in June 2008 and which became effective for fiscal years beginning after December 15, 2008.  As described in more detail in our Form 10-Q/A for June 30, 2010 and September 30, 2010, each of which was filed with the SEC on March 23, 2011, in response to comments raised by the SEC Staff, we determined that an error was contained in the initial filing of the reports on Form 10-Q as of and for the quarterly periods ended June 30 and September 30, 2010.  Such error related to the accounting for certain warrants issued during April 2010 and July 2010 and our failure to properly apply the accounting principles set forth in ASC 815-15 with respect to such warrants.  Based on the impact of the aforementioned accounting error, we determined to restate our consolidated financial statements as of June 30, 2010 and September 30, 2010.  As a result of this material weakness, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

On April 4, 2011, we issued 10,000 shares each to Dangxiang Wang, Lianjun Luo and Johnson Lau. The total 30,000 shares were granted in connection with the appointment of these individuals as members of our board of directors. On April 4, 2011, we issued 25,000 shares to Low Yan Seong in connection with the appointment as Chief Financial Officer for the Company. Issuance of these 55,000 shares was in private transaction exempt from registration under section 5 of the Securities Act of 1933 by virtue of the exemption from such registration provided in section 4(2) of the Securities Act of 1933.

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
Date: May 16, 2011

	By:	/s/ Zhonghao Su
	Name: Title:	Zhonghao Su Chief Executive Officer (principal executive officer)

	By:	/s/ Yan Seong Low
	Name: Title:	Yan Seong Low Chief Financial Officer (principal accounting and financial officer)