Form 10-Q
period 2011-06-30
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2011-08-12
CIK 1082384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes  ☐  No ☒

As of August 12, 2011, 25,756,025 shares of common stock, par value $0.001 per share, were outstanding.

CHINA GREEN MATERIAL TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

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

Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass.  Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  These risks, uncertainties and other factors include those identified in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which included:

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

NOTE CONCERNING OPERATING AND REPORTING CURRENCIES

Certain financial information included in this quarterly report has been derived from data originally prepared in Renminbi (“RMB” or “Renminbi”), the currency of the People’s Republic of China (“China” or “PRC”). For purposes of this quarterly report, U.S. dollar amounts are based on conversion at June 30, 2011 exchange rates of US$1.00 to RMB6.4716 for assets and liabilities, and a weighted-average of US$1.00 to RMB6.4993 and US$1.00 to RMB6.5394 for revenue and expenses for the three months and six months ended June 30, 2011, respectively.  There is no assurance that RMB amounts could have been or could be converted into U.S. dollars at such rates.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets:
Cash and equivalents	$18,902,002	$12,090,345
Restricted cash	417	4,266
Accounts receivable, net of allowance for bad debt of $0 and $0, respectively	5,394,448	10,097,506
Inventories	402,305	684,534
Accrued rental receivables	208,604	203,844
Advance to supplier	244,916	-
Deferred consulting expense	-	108,036
Other current assets	63,263	570,596
Total Current Assets	25,215,955	23,759,127

Deposits for construction	772,607	301,992
Property and equipment, net	17,303,023	17,372,325
Intangible assets, net	5,164,404	5,103,278
Technology and patent right, net	1,931,516	2,000,695
Investment	15,508	15,154
Deferred income taxes	150,644	147,207
Total Assets	$50,553,657	$48,699,778

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$653,775	$539,275
Deferred revenue	44,668	14,695
Construction deposit	1,403,053	1,371,042
Due to stockholders/officers	213,269	208,404
Warrants liability	-	95,085
Taxes payable	115,156	738,647
Other payables for technology and patent right purchase	1,545,213	1,509,958
Total Current Liabilities	3,975,134	4,477,106

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,756,025 and 25,701,025 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	25,756	25,701
Additional paid-in capital	25,236,486	25,191,392
Statutory reserves	1,845,411	1,699,062
Retained earnings	13,520,550	12,405,789
Accumulated other comprehensive income	5,950,320	4,900,728
Total Stockholders’ Equity	46,578,523	44,222,672
Total Liabilities and Stockholders’ Equity	$50,553,657	$48,699,778

See notes to consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$3,041,840	$4,493,784	$7,544,434	$7,283,182
Cost of revenues	1,890,411	2,300,315	4,712,498	3,916,105

Gross profit	1,151,429	2,193,469	2,831,936	3,367,077

Operating Expenses
Selling expenses	33,513	44,556	78,813	87,279
General and administrative expenses	590,206	410,487	1,014,950	653,248
Stock based compensation	21,666	153,262	58,102	153,262
Total Operating Expenses	645,385	608,305	1,151,865	893,789

Income From Operations	506,044	1,585,164	1,680,071	2,473,288

Other income (expense):
Interest income	5,564	1,412	8,339	2,939
Interest expenses	(1,067)	-	(2,219)	-
Net rental income/(expenses)	(137,287)	(28,103)	(166,429)	(66,030)
Loss on investment	-	(96,153)	-	(293,251)
Loss on disposal of property and equipment	-	(32)	-	(125,689)
Other expenses - net	(765)	(17,544)	(1,997)	(18,220)
Total other income (expense)	(133,555)	(140,420)	(162,306)	(500,251)

Income Before Income Taxes	372,489	1,444,744	1,517,765	1,973,037

Provision for income taxes	34,785	181,584	256,656	274,978

Net Income	337,704	1,263,160	1,261,109	1,698,059

Gain from foreign currency translation adjustment	598,137	195,224	1,049,592	198,694

Comprehensive Income	$935,841	$1,458,384	$2,310,701	$1,896,753

Net Income Per Common Share
basic	$0.01	$0.05	$0.05	$0.07
diluted	$0.01	$0.05	$0.05	$0.07

Weighted Common Shares Outstanding
basic	25,734,074	24,037,098	25,727,275	23,230,924
diluted	25,734,074	24,282,098	25,727,275	23,354,101

See notes to consolidated financial statements.

 CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$1,261,109	$1,698,059
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation of plant and equipment	828,303	561,870
Amortization of intangible assets	57,425	55,022
Amortization of technology and patent right	114,689	54,944
Stock based compensation for shares issued to director and CFO	45,150	9.931
Amortization of deferred consulting expenses	108,036	434,305
Changes in warrants fair value	(95,085)	(290,974)
Changes in deferred tax	-	(85,546)
Bad debt expenses	-	1,568
Loss on long-term investment	-	293,251
Loss on disposal of fixed assets	-	125,689
Changes in operating assets and liabilities
Accounts receivable	5,144,786	(313,947)
Inventories	295,120	(280,176)
Accrued rental receivable	-	483,509
Other current assets	15,707	(191,109)
Accounts payable and accrued expenses	103,572	(85,632)
Deferred revenue	29,322	16,249
Taxes payable	(632,714)	68,692

Net Cash Provided by Operating Activities	7,275,420	2,555,705

Cash Flows From Investing Activities:
Restricted cash	3,908	(44,011)
Deposit for construction	(458,758)	(4,406,602)
Purchase of property and equipment	(358,313)	(3,221,890)
Proceeds from disposal of fixed assets	-	117,214
Net Cash Used in Investing Activities	(813,163)	(7,555,289)

Cash Flows From Financing Activities:
Construction deposit	-	776,545
Proceeds from common stock issued	-	7,135,895
Net Cash Provided by Financing Activities	-	7,912,440

Effect of Exchange Rate Changes on Cash and Equivalents	349,400	45,398

Net Increase in Cash and Equivalents	6,811,657	2,958,254

Cash and Equivalents at Beginning of Period	12,090,345	7,321,276

Cash and Equivalents at End of Period	$18,902,002	$10,279,530

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest	$2,219	$-
Cash paid for Income taxes	$572,256	$311,895

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

Basis of Presentation

The accompanying interim unaudited consolidated financial statements (“Interim Financial Statements”) of the Company and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all the information and notes required by US GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for year ended December 31, 2010. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimate of useful lives of property and equipment, intangible asset and technology and patent right, the deferred tax valuation allowance and the fair value of stock warrants and stock awards. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could materially differ from those estimates.

Cash and Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Restricted Cash

Commencing from 2008, in accordance with the relevant Harbin local tax regulations, the Company is subjected to labor union fees at 2% of total payroll. The general union of city government will return 40% of the paid labor union fees back to the Company, and requires that the returned amount should be deposited into a special bank account that is restricted to be used only for employees’ welfare purpose by the labor union department of the Company. As of June 30, 2011 and December 31, 2010, the amounts of cash - restricted were $417 and $4,266, respectively.

Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for doubtful accounts based on a review of all outstanding amounts at period end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging account with specific identification on case by case and the estimated losses are based on a review of the current status of the existing receivables. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. There was no allowance for doubtful accounts as of June 30, 2011 and December 31, 2010. Trade receivables are written off when deemed uncollectible.

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

Intangible Assets

At June 30, 2011 and December 31, 2010, intangible assets consist of a land use right. With the adoption of ASC 350 (“Intangibles-Goodwill and Other”), intangible assets with a definite life are amortized on a straight-line basis. The land use right is being amortized over its estimated life of 50 years. Our interests in the patent rights and related technology acquired by us in 2009 are accounted for on the balance sheets as “Technology and patent right, net”.

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

Rental income recognition

Rental income from operating leases related to our unused factory facilities with 21,132 square meters of floor space is recognized on a straight-line basis over the lease period. The Company recognized $69,233 and $65,951 of gross rental income for the three months ended June 30, 2011 and 2010, respectively, and recognized $137,627 (equivalent to RMB0.90 million) and $131,866 (equivalent to RMB 0.90 million) gross rental income for the six months ended June 30, 2011 and 2010, respectively.

 Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. Advertising expenses were $4,588 and $8,363 for three months ended June 30, 2011 and 2010, respectively, and were $4,588 and $25,355 for the six months ended June 30, 2011 and 2010, respectively.

Employee Welfare Benefit

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company’s China subsidiary recorded all employee welfare benefit expense as incurred. The total expense for the above were $2,447 and $2,330 for the three months ended June 30, 2011 and 2010, respectively, and were $7,630 and $4,309 for the six months ended June 30, 2011 and 2010, respectively.

Research and development costs

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts expensed for the three months ended June 30, 2011 and 2010 were $4,792 and $29, respectively, and for the six months ended June 30, 2011 and 2010 were $10,970 and $74, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At June 30, 2011 (unaudited) and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

	Average Rate for six months ended June 30
	2011	2010
Renminbi (RMB)	6.5394	6.8251
United States dollar ($)	$1.00	1.00

	Average Rate for three months ended June 30,
	2011	2010
Renminbi (RMB)	6.4993	6.8241
United States dollar ($)	1.00	1.00

	Exchange Rate at
	June 30, 2011	December 31, 2010
Renminbi (RMB)	6.4716	6.6227
United States dollar ($)	$1.00	1.00

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Numerator:
Net income	$337,704	$1,263,160	$1,261,109	$1,698,059
Denominator:
Weighted average number of common shares outstanding
- Basic	25,734,074	24,037,098	25,727,275	23,230,924
- Diluted	25,734,074	24,282,098	25,727,275	23,354,101
Earning per share
- Basic	$0.01	$0.05	$0.05	$0.07
- Diluted	$0.01	$0.05	$0.05	$0.07

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

As of June 30, 2011, the Company had 15,000 non-vested shares awards and 20,000 outstanding warrants that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted earnings per share in the periods presented, as their effect would have been anti-dilutive since the grant price of these restricted shares and the exercise price of these option were higher than the average market price during period presented.

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

As of June 30, 2011 and 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value, other than the warrants liabilities discussed in Note 15.

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

2. Accounts Receivable

The Company generally provides its major customers with short term credit pursuant to which the customers are required to make payment between three months and six months after delivery, depending on the customer’s payment history.  The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable. As of June 30, 2011 the account receivable balance was $5,394,448, none of which has been outstanding more than six months.

The accounts receivable amounts included in the consolidated balance sheets at June 30, 2011 and December 31, 2010   were as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)
Accounts receivable	$5,394,448	$10,097,506
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$5,394,448	$10,097,506

3. Inventories

Inventories at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Raw materials	$128,329	$572,788
Work in process	-	18,421
Finished goods	258,803	60,711
Packaging and other	15,173	32,614
Total	$402,305	$684,534

4. Accrued Rental Receivable and Rental Income (Loss)

As of June 30, 2011 and December 31, 2010, Accrued rental receivable consisted of accrued rental income for leasing out unused factory space.

The Company leases out certain unused building with land use right, and equipment and machinery under operating leases agreements, and the lease terms had been extended to December 31, 2011. Its annual rental is RMB 1,800,000 or $ 278,138 per year. The rental revenue and cost for the six months ended June 30, 2011 and 2010 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)

Rental income	$69,233	$65,951	$137,627	$131,866
Less: depreciation and amortization	206,520	94,054	304,056	197,896
Total income (loss) from rental	$(137,287)	$(28,103)	$(166,429)	$(66,030)

5. Other current assets

As of June 30, 2011 and December 31, 2010, other current assets consisted of the following:
	June 30, 2011	December 31, 2010
	(Unaudited)
Advance to employees	$59,014	$514,402
Prepaid utilities	-	38,772
Prepaid rent	4,249	17,422
Total	$63,263	$570,596

The advance to employee is for business trips and marketing.

6. Deposits for construction

As of June 30, 2011 and December 31, 2010, deposits to supplier for construction mainly consisted of a renovation deposit of RMB5,000,000 or $772,607 and RMB2,000,000 or $301,992, respectively, for total contract value of RMB5,200,000 or $803,511 subject to value of variation orders which will be agreed upon by both parties for the Company’s new administrative offices adjoining the new manufacturing facilities.

7. Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives listed below:

Estimated Life
Building	20 years
Equipment and machinery	5 to 10 years
Vehicles	5 years
Office equipments	5 years
Leasehold improvements	lower of term of lease or 5 years

Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expended as incurred, whereas significant renewals and betterments are capitalized. The Company did not incur or capitalize any significant repairs and maintenance expenditures in the three and six months ended June 30, 2011 and 2010, respectively. In the six months ended June 30, 2010, the Company disposed of equipment and machinery of $242,903 which the Company determined will not be used in future operations. A loss on such disposition of $125,689 is included within other expenses.

As of June 30, 2011 and December 31, 2010, property and equipment consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Building	$9,170,532	$8,961,302
Equipment and machinery	13,749,633	12,750,125
Vehicles	182,648	178,481
Office equipments	194,298	189,671
Leasehold improvements	183,116	178,938
	23,480,227	22,258,517
Less: Accumulated depreciation	6,117,204	5,218,383
Subtotal	$17,303,023	$17,040,134
Construction-in-progress	-	332,191
Total	$17,303,023	$17,372,325

For the three months ended June 30, 2011 and 2010, depreciation was $383,538 and $276,445, respectively, and for the six months ended June 30, 2011 and 2010, depreciation was $828,303 and $561,870, respectively.

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

The intangible assets at cost less amortization consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(Unaudited)
Land use right	$5,802,702	$5,670,310
Less: Accumulated amortization	638,298	567,032
Total	$5,164,404	$5,103,278

For the three months ended June 30, 2011 and 2010, depreciation was $28,887 and $27,470, respectively and for the six months ended June 30, 2011 and 2010, amortization expenses were $57,425 and $55,022, respectively.

The amortization expense from June 30, 2011 for the next five years is expected to be as follows:

For the Year Ending December 31,	Amount
2011 (from July 1 to December 31)	$58,027
2012	$116,054
2013	$116,054
2014	$116,054
2015	$116,054
Thereafter	$4,642,161
Total	$5,164,404

9.   Technology and patent right, net

On September 17, 2009, to acquire technology for use in the manufacture of the Company’s starch-based material, the Company entered into an agreement to purchase two technologies from four individuals including two related parties, Mr. Zhonghao Su, Chief Executive Officer of the Company, and Mr. Yingjie Qiao, technical director of the Company.  Pursuant to the sales agreement, Mr. Zhonghao Su agreed to contribute his interest in the technologies without any consideration. The total amount payable for these two technologies was RMB15 million which was the fair value of the technology and patent right ($2,317,819), of which the Company paid RMB5 million ($772,606).  The remaining RMB10 million ($1,545,213), which was recorded as other payables, will be paid by the Company upon receipt of the patent rights certificates for these two technologies and transfer of the ownership of these patent rights to the Company.

On December 17, 2009, the Company entered into a supplemental agreement with three owners of these technologies, Mr. Yingjie Qiao, Mr, Zhonghao Su, and Mrs. Dongyan Tang, to amend the agreement for the purchase price of the technologies. Pursuant to the supplemental agreement, the Company would only acquire one technology for the total purchase price of RMB15 million ($2,317,819) payable to Mr. Yingjie Qiao and Mrs. Dongyen Tang, of which the Company has already paid RMB5 million ($776,606). The remaining RMB10 million ($1,545,213), which was recorded as other payables, will be paid by the Company when it receives the patent right certificate for the technology and the ownership of patent right has been completely transferred to the Company. The Company began using this technology for manufacturing in late 2009, and amortizes it over its estimated useful life of 10 years.

Pursuant to the supplemental agreement, the Company also obtained the right to use the other technology which was the subject of the original agreement and which the Company currently applies in its dry-powder blending process to produce its starch-based material.  The supplemental agreement provides the Company with a royalty-free right to use this other technology as long as it is owned by the current owners, a right of first refusal on any proposed transfers of the technology by the current owners and an option to purchase the technology for RMB15 million ($2,317,819). This technology is the subject of a patent application filed with, and presently under review by, the PRC State Intellectual Property Office.

The technology and patent right at cost less amortization consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(Unaudited)
Technology and patent right	$2,317,819	$2,264,937
Less: Accumulated amortization	386,303	264,242
Total	$1,931,516	$2,000,695

For the three months ended June 30, 2011 and 2010, depreciation was $57,694 and $27,944, respectively, and for the six months ended June 30, 2011 and 2010, amortization expense for technology and patent right was $114,689 and $54,944, respectively.

The amortization expense from June 30, 2011 for the next five years is expected to be as follows:

For the Year Ending December 31,	Amount
2011 (from July 1 to December 31)	$115,891
2012	$231,782
2013	$231,782
2014	$231,782
2015	$231,782
Thereafter	$888,497
Total	1,931,516

10. Investment

The Company, through CHFY, indirectly owns a 16% equity interest in Harbin Longjun Trade Co., Ltd. (“Longjun”), a corporation organized in Heilongjiang Province of the PRC on June 1, 2006.  The Company accounts for this investment using the cost method. As of June 30, 2011 and December 31, 2010, the investment amounts at net were approximately $15,508 and $15,154.  The company recorded $96,153 and $293,251 of impairment loss on this investment during the three months and six months ended June 30, 2010, respectively, which is the difference between the book value and the estimated fair value of the investment.

11. Accounts payable and accrued expenses

As of June 30, 2011 and December 31, 2010, accounts payable and accrued expenses consisted of following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Accounts payable	$25,120	$53,651
Other payables	1,361	6,265
Salary payables	353,636	180,152
Accrued expenses	273,658	299,207
Total	$653,775	$539,275

12. Construction Deposit

Construction deposit is funds deposited by a contractor to secure satisfactory completion of construction at the Company’s new facility. The deposit is non-interest bearing and will be refunded by the Company upon its final acceptance at the construction, which is expected to occur within the next twelve months.

13. Due to Stockholders/Officers

Since 2005, certain of our principal stockholder have advanced necessary working capital to the Company to support its research, development and operations. These amounts are unsecured, non-interest bearing and have no set repayment date. During the year 2009, the Company repaid a significant amount of these loans to one of its stockholder. As a result, the net amounts due to the stockholders/officers were $213,269 and $208,404 as of June 30, 2011 and December 31, 2010, respectively. All the amount due to officer above are payable to Mr. Zhonghao Su,  Chief Executive Officer of the Company.

14. Income and Other Taxes

a. Corporation Income Taxes (“CIT”)

The Company will file a federal consolidated income tax return with its US subsidiary and state franchise tax individually with the State of Nevada. The Company’s PRC subsidiaries file income tax returns under the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

In accordance with the relevant tax laws and regulations of the PRC, CHFY is entitled to full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2007 was the Company’s first profitable year, CHFY was entitled to a full exemption from CIT for the years 2007 and 2008. Commencing from January 2009, CHFY had begun to be charged CIT at a 15% rate

In accordance with the relevant PRC tax laws and regulations, the Company’s PRC subsidiary, Zhonghao Bio, is subject to CIT at 25%.

The deferred income tax assets result from impairment of investment and are deductible when the actual loss on investment is incurred.

The components of the provisions for income taxes were as follows for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)

Current taxes:
Current income taxes in the PRC	$34,785	$266,513	$256,656	$360,524
Deferred income taxes benefits		(84,929)		(85,546)
Total provision for income taxes	$34,785	$181,584	$256,656	$274,978

The following is a reconciliation of tax computed by applying the statutory income tax rate to PRC operations to income tax expenses for the three months and six months ended June 30, 2011 and 2010 respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
PRC statutory tax rate	25%	25%	25%	25%
Accounting income before tax	$372,489	$1,444,744	$1,517,765	$1,973,037
Computed expected income tax expenses	93,122	361,186	379,441	493,259
Loss from subsidiaries	(22,366)	-	58,038	-
Less: tax exemption	35,971	179,602	180,823	218,281
Income tax expenses	$34,785	$181,584	$256,656	$274,978

b. Value Added Tax (“VAT”)

The Company’s PRC subsidiary, CHFY, is subject to VAT of 17% on merchandises sales in the PRC. Since the CHFY is located in Heilongjiang province and classified as a  Hi-Tech Manufacturing Company, the China National Tax Authority had authorized CHFY to offset the VAT tax paid for purchasing equipment and machineries with the regular VAT tax collected from sales products of CHFY. This authorization began in December 2007.

 The Company’s PRC subsidiary, Zhonghao Bio, is classified as a small-scale tax payer which is subject to VAT of 3% on merchandises. Zhonghao Bio has commenced its production in March 2011 and its sales on May 2011.

c. Taxes Payable

As of June 30, 2011 and December 31, 2010, taxes payable consisted of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Value-added taxes	$63,448	$377,066
Income taxes payable	49,543	360,043
Individual income taxes withholdings	2,165	1,538
Total	$115,156	$738,647

15. Stock-based compensation

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

The warrants have a reset provision that would reduce the exercise price to any amount below $0.90 if the Company issues shares below that price.  In accordance with ASC 815, we have accounted for these warrants as derivative liabilities. The initial fair value of the expense resulting from such warrants is amortized on a straight line basis over the period of service under the agreement with the recipient of the warrants.  Any changes in the fair values of the warrants will be charged to expense or credited to income, as applicable, in the period of change. The amortized consulting expenses were $0 and $434,305 for the three months ended June 30, 2011 and 2010, respectively and were $108,036 and $434,305 for the six months ended June 30, 2011 and 2010, respectively.  $909 and $290,974 of income were recorded for the three months ended June 30, 2011 and 2010, respectively and $95,085 and $290,974 of income were recorded for the six months ended June 30, 2011 and 2010 resulted from the changes in the fair values of the warrants.

At June 30, 2011, the derivative liabilities associated with 20,000 warrants had a fair value of $0, which was determined using the Black Scholes Option Pricing Model with the following assumptions: discount rate – 0.01%; dividend yield – 0%; expected volatility – 91.73% and expected term of 0.03 year.

87,000 warrants to purchase shares of common stock were exercised on cashless basis at $0.90 per share pursuant to the warrants' terms during year ended December 31, 2010.

A summary of stock warrants for the period ended June 30, 2011 is as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	370,000	$0.90	3	-
Granted	-	-	-	-
Exercised or converted	-	-	-	-
Forfeited or expired	(350,000)	0.90	3	-
Outstanding at June 30, 2011	20,000	$0.90	1	$-
Exercisable at June 30, 2011	20,000	$0.90	1	$-

350,000 warrants and 20,000 warrants to purchase shares of common stock at an exercise price of $0.90 per share expired on April 5, 2011 and July 12, 2011 respectively, without being exercised by the warrants holder pursuant to the warrants' terms.

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

On July 12, 2011, the Company and Mr. Yan Seong Low entered into a revision employment agreement. Pursuant to the terms of the revision employment agreement, Mr. Low was granted a shares award on July 12, 2011 of 576,000 shares of restricted common stock of the Company at price of $0.3367 per share, which was the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on such date. The share award will vest at a rate of 24,000 shares per month over the next 24 months. The revision employment agreement will expire in two years; except that employment shall be continue thereafter on an at-will basis. The Company may terminate Mr. Low’s employment during the initial two years term, but all unvested shares will vest upon such termination.

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

The following table details the Company’s non-vested share awards activity:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 1, 2011	12,500	$2.34
Granted	30,000	1.06
Vested	(27,500)	1.64
Cancelled or Forfeited	-	-
Balance at June 30, 2011	15,000	$1.06

The weighted-average grant-date fair value of non-vested share awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above. Total recognized compensation cost was $22,575 and $9,931 for three months ended June 30, 2011 and 2010, respectively and was $45,150 and $9,931 for six months ended June 30, 2011 and 2010, respectively. Total unrecognized compensation costs were $15,900 as of June 30, 2011, which are expected to be recognized over a weighted average period of 0.5 years.

16. Statutory Reserves

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

The statutory reserves consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(Unaudited)
Statutory reserve fund	$1,601,234	$1,454,885
Statutory common welfare fund reserve	244,177	244,177
Total	$1,845,411	$1,699,062

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

18 Related Party Balances and Transactions

a. Stockholders transactions

In 2009, the Company purchased technology and patent rights from individuals, including two related parties, Mr. Zhonghao Su, Chief Executive Officer of the Company, and Mr. Yingjie Qiao, technical director of the Company. Pursuant to the sales agreement, Mr. Zhonghao Su agreed to contribute his interest in the technologies without any consideration. The total purchase price is RMB15 million ($2,317,819), the Company has already paid RMB5 million ($772,606) to Mr. Yingjie Qiao and a unrelated third party. The remaining RMB10 million ($1,545,213) was recorded as other payables. (See note 9)

b. Stockholders balances (see note 13)

	June 30, 2011	December 31, 2010
	(Unaudited)
Due to stockholders/officers:
Mr. Zhonghao Su	$213,269	$208,404

19. Concentration of Business

a. Financial Risks

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

b. Major Customers

The following table summarizes sales to major customers (each 10% or more of revenues):

	Six months ended June 30,
	2011		2010
	(Unaudited)		(Unaudited)
Largest customers	Amount of sales	% of total sales	Amount of sales	% of total sales
Customer A	$1,598,559	21.2%	$2,099,507	28.8%
Customer B	$1,590,007	21.1%	$1,763,851	24.2%
Customer C	$1,345,000	17.8%	$1,298,625	17.8%

	Three months ended June 30,
	2011		2010
	(Unaudited)		(Unaudited)
Largest customers	Amount of sales	% of total sales	Amount of sales	% of total sales
Customer A	$563,224	18.5%	$1,217,460	27.1%
Customer B	$652,100	21.4%	$941,313	20.9%
Customer C	$553,885	18.2%	$894,242	19.9%

The following table summarizes accounts receivable outstanding from major customers (each 10% or more of revenues):

	June 30, 2011		December 31, 2010
	(Unaudited)
Largest customers	Accounts receivable	% of total accounts receivable balance	Accounts receivable	% of total accounts receivable balance
Customer A	$1,870,480	34.7%	$3,492,095	34.6%
Customer B	$1,839,576	34.1%	$3,367,962	33.4%
Customer C	$1,559,429	28.9%	$3,110,514	30.8%

c. Major Suppliers

The table following summarizes purchases from major suppliers (each 10% or more of purchases):

	Six months ended June 30,
	2011		2010
	(Unaudited)		(Unaudited)
Largest suppliers	Amount of purchase	% of total purchases	Amount of purchase	% of total purchases
Supplier A	$1,823,807	48.5%	$1,622,130	48.3%
Supplier B	$1,640,779	43.6%	$1,605,837	47.9%

	Three months ended June 30,
	2011		2010
	(Unaudited)		(Unaudited)
Largest suppliers	Amount of purchase	% of total purchases	Amount of purchase	% of total purchases
Supplier A	$469,597	49.2%	$1,038,585	46.1%
Supplier B	$367,601	38.5%	$1,241,103	55.1%

Accounts payable of top suppliers balance is $0 as of June 30, 2011 and December 31, 2010 and advance to top supplier balance is $244,916 as of June 30, 2011 and $0 as of December 31, 2010.

20. Subsequent Event

20,000 warrants to purchase shares of common stock at an exercise price of $0.90 per share expired on July 12, 2011, without being exercised by the warrants holder pursuant to the warrants' terms.

On July 12, 2011, the Company and Mr. Yan Seong Low entered into a revision employment agreement. Pursuant to the terms of the revision employment agreement, Mr. Low was granted a shares award on July 12, 2011 of 576,000 shares of restricted common stock of the Company at price of $0.3367 per share, which was the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on such date. The shares award which will vest at a rate of 24,000 shares per month over the next 24 months. The revision employment agreement will expire in two years; except that employment shall be continue thereafter on an at-will basis. The Company may terminate Mr. Low’s employment during the initial two years term, but all unvested shares will vest upon such termination. The compensation expenses will be recorded based on the market value on the grant date which is $0.3367 per share and amortized over the service period with $8,081 for each month over the next 24 months.

On July 13, 2011 Mr. Dongxiang Wang, Mr. Johnson Shun-Pong Lau and Mr. Lianjun Luo resigned from their positions as members of the Registrant’s Board of Directors.  A total of 12,500 shares of common stock that had been issued to them but had not vested were not cancelled as of the date of resignation. The Board of Directors decided to give all unvested shares as vested upon their resignation in recognition of their past services in the Company.

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

Business Overview

We manufacture and sell starch-based biodegradable and disposable food trays, containers, tableware and packaging materials.  Our starch-based material is a substitute to conventional petroleum-based plastic and paper materials used to make food trays, containers, tableware and packaging products.  We produce the starch-based material for our products using a proprietary manufacturing method which we refer to as dry-powder blending and we believe this method reduces our processing time and costs, as compared to conventional liquid solvents methods. We believe that our products are competitively priced as compared to petroleum-based plastic food containers and paper food containers in China. We market our products through our internal marketing and distribution personnel, currently located at our new corporate office in Harbin, China, as well as through third-party distributors.  Beginning in January 2010, we began selling our products to a customer in Italy and a customer from Dubai in May 2011.  We attempt to improve our products and production processes through our internal research and development personnel with assistance from personnel in our production department.

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

Second Quarter Financial Performance Highlights

Due to the overall economic uncertainties in the global economy, credit tightening in China and under current circumstances of rising raw material prices and labor costs, the demand for our products in second quarter of 2011 decreased as compared to first quarter of 2011 as well as comparable quarter in 2010. Besides, due to the start up costs for Zhonghao Bio, the operating costs in second quarter increase from $0.51 million for three months ended March 31, 2011 to $0.64 million for three months ended June 30, 2011. Currently, we are focusing the efforts on streamlining the Company operations and enhancing efficiency at the new production facility in Harbin. The new production facility in Harbin Economic and Technological Development zone has commenced production in March 2011 and we have successfully consolidated the existing manufacturing facility from other location to this location, we believe that our manufacturing efficiency, quality and productivity will be enhanced dramatically to a higher competitive level.

We believe that the starch-based biodegradable, disposable and compostable materials industry in China is still in the process of continuous development with the increase of awareness and demand for environmentally friendly containers, tableware and packaging materials by the Chinese government and public. This trend is supported by the favorable governmental policies in the biodegradable materials sector. We believe this trend will continue to result in the sales of our products.

The following are some financial highlights for the second quarter of 2011:

●
Net Sales – Net Sales were $3.0 million for the second quarter of 2011, a decrease of 32.3% from the comparable quarter of 2010, due to tonnage sale decrease by 34.9% offset with average selling price increase by 4.0%.

●
Gross Margin – Gross margin was 37.9% for the second quarter of 2011, as compared to 48.8% for the comparable quarter of 2010, due to increase in overall production costs by 26.2% mainly caused by increase in raw materials prices, depreciation charges for plant and equipment, amortization costs for technology and patent right, utilities and packaging costs. Our increased average selling price during second quarter of 2011 reduce the impact of the increase in production costs so that the costs of goods sold percentage increased by 21.3% from 51.2% in the three months ended June 30, 2010 to 62.1% in the three months ended June 30, 2011.

●	Income from operations – Income from operations was $0.5 million for the second quarter of 2011, a decrease of 68.1% from $1.6 million of the comparable quarter of 2010.

●	Net Income – Net income was $0.3 million for the second quarter of 2011, a decrease of 73.3% from the comparable quarter of 2010.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

The following table presents selected items in our consolidated statements of operations for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011			2010
	$	% of Sales		$	% of Sales
Net Sales	3,041,840	100.0%		4,493,784	100.0%
Cost of sales	1,890,411	62.1%		2,300,315	51.2%
Gross Profit	1,151,429	37.9%		2,193,469	48.8%
Operating Expenses	645,385	21.2%		608,305	13.5%
Income from Operations	506,044	16.6%		1,585,164	35.3%
Other Income (Expenses), net	(133,555)	(4.4%	)	(140,420)	(3.1%	)
Income tax expense	34,785	1.1%		181,584	4.0%
Net Income	337,704	11.1%		1,263,160	28.1%

Net Sales   Net sales were $3.04 million for the three months ended June 30, 2011 compared to $4.49 million for the comparable period of 2010, a decrease of $1.45 million or 32.3%.  The decrease in revenues resulted from a combination of decreased demand from our major distributors and slow development of a new customer base.  We believe that the decrease was a result of the selling price negotiation process with our major distributors, who withheld orders due to the current steep hike in raw materials prices, especially corn starch, which we are attempting to pass along in part to our customers. In view of growing recognition of our starch based biodegradable products and their environmental friendly advantages as well as the rapidly developing market opportunities in this sector in China. We will continue our efforts to increase revenues by improving our marketing strategy, increasing our sales channels, increasing the geographical presence of our products within China and overseas and developing new biodegradable products. For the three months ended June 30, 2011, the volume of our products sold decreased by 34.9% and our average selling price increased by 4.0% as compared to the comparable period in 2010.

Cost of Sales and Gross Profit Margin   Cost of sales for the three months ended June 30, 2011 was $1.89 million, compared to $2.30 million for the comparable period of 2010, a decrease of $0.41 million or 17.8%. Gross profit margin was 37.9% for the three months ended June 30, 2011 and 48.8% for the comparable period of 2010.  The 10.9% decline in gross profit margin during the second quarter of 2011 compared with the comparable period in 2010 was due to increased in overall production costs by 26.2%, which was mainly caused by increases in corn starch price, the main ingredient in our products, depreciation charges for plant and equipment as well as amortization costs which was mainly for technology and patent right in 2011 as compared to 2010. Our increased average selling price for the three months ended June 30, 2011 reduced the impact of the increase in production costs so that the costs of good sold percentage increased by 21.3% from 51.2% in the three months ended June 30, 2010 to 62.1% in the three months ended June 30, 2011.

Operating Expenses Operating expenses (which consist of selling expenses and general and administrative expenses) were $0.65 million for the three months ended June 30, 2011, compared to $0.61 million for the comparable period of 2010, an increase of $0.04 million or 6.1%. Selling expenses were relatively stable at approximately $0.03 million for the three months ended June 30, 2011, compared to $0.04 million for the comparable period of 2010, reflecting our continuous efforts on expense control.  General and administrative expenses were $0.61 million for the three months ended June 30, 2011, compared to $0.56 million for the comparable period of 2010, an increase of approximately $0.05 million or 8.5%. The increase was primarily due to increases in Zhonghao Bio start-up costs of $0.09 million and salary and its related costs of $0.10 million in the second quarter of 2011, offsetting by the decrease in stock based compensation of $0.13 million.  During the past twelve months we increased our internal marketing team members from 38 as of June 30, 2010 to 43 as of June 30, 2011.

Other Income (Expense)  Total other expenses were $0.13 million for the three months ended June 30, 2011, compared to total other expenses of $0.14 million for the comparable period of 2010, a decrease of expenses of $0.01 million, or 4.9%.  The decrease was primarily due to increase in net loss from leasing out of the Company’s unused land use right in the three months ended June 30, 2011, off set by the reduction in impairment loss on investment of $0.10 million.

Net Income   Our net income was $0.34 million for the three months ended June 30, 2011 compared to net income of $1.26 million for the same period of 2010, a decrease of $0.93 million or 73.3%. Net income as percentage to revenue was 11.1% for the second quarter of 2011 compared to 28.1% in the same period of 2010. This decrease in net income and net income margin was primarily due to decreased revenue and gross profit margin in 2011, as compared to corresponding period in 2010.

 Results of Operations for the Six Months Ended June 30, 2011 and 2010

 The following table presents selected items in our consolidated statements of operations for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011			2010
	$	% of Sales		$	% of Sales
Net Sales	7,544,434	100.0%		7,283,182	100.0%
Cost of sales	4,712,498	62.5%		3,916,105	53.8%
Gross Profit	2,831,936	37.5%		3,367,077	46.2%
Operating Expenses	1,151,865	15.3%		893,789	12.3%
Income from Operations	1,680,071	22.3%		2,473,288	34.0%
Other Income (Expenses), net	(162,306)	(2.2%	)	(500,251)	(6.9%)
Income tax expense	256,656	3.4%		274,978	3.8%
Net Income	1,261,109	16.7%		1,698,059	23.3%

Net Sales - Net sales increased $0.26 million or 3.6% to $7.54 million for the six months ended June 30, 2011 from $7.28 million for the comparable period in 2010. The increase was mainly attributable to the increased sales of our products which resulted from increased demand from our existing customers as well as new customers. We believe that such revenues increased as a result of growing recognition of our starch based biodegradable products, its environmentally friendly advantages and the rapidly developing market opportunities in this sector in China. We continue our efforts to increase revenues by improving our marketing strategy, increasing our sales channels, increasing the geographical presence of our products within China and overseas and developing new biodegradable products.

Cost of Sales - Cost of sales increased $0.80 million or 20.3% to $4.71 million for the six months ended June 30, 2011 from $3.92 million for the comparable period in 2010. This increase was mainly due to the increase in the costs of packaging and raw materials, which were generally in line with the increase in our revenues as well as amortization costs for know-how right. As a percentage of revenues, the cost of revenues increased to 62.5% during the six months ended June 30, 2011 from 53.8% in the comparable period in 2010.

Gross Profit – Gross profit decreased $0.54 million or 15.9% to $2.83 million for the six months ended June 30, 2011 from $3.37 million for the comparable period in 2010. Gross profit as percentage of revenues was 37.5% for the six months ended June 30, 2011, a decrease of 8.7% from 46.2% during the comparable period in 2010. The decline in gross margin was mainly due to the increase in costs of raw materials, amortization costs for know-how right and packaging costs in June 30, 2011 as compared to corresponding period in 2010.

Operating Expenses - Operating expenses including selling expenses and general and administrative expenses increased $0.26 million or 28.9% to $1.15 million for the six months ended June 30, 2011 from $0.89 million during the comparable period in 2010. Although our revenues increased during the six months ended June 30, 2011, selling expenses were relatively stable at approximately $0.08 million for the six months ended June 30, 2011 and $0.09 for the comparable period in 2010, reflecting our continuous efforts in cost control.  General and administrative expenses were $1.07 million for the six months ended June 30, 2011 as compared to $0.81 million for the comparable period in 2010, an increase of approximately $0.27 million or 33.0%. The increase was primarily due to increases in overall salary and related costs by $0.14 million, Zhonghao start-up costs of $0.24 million, travelling expenses and professional fees for the six months ended June 30, 2011 offset by decrease in stock based compensation of $0.1 million.

Other Income (Expense)  Total other expenses were $0.16 million for the six months ended June 30, 2011, compared to total other expenses of $0.50 million for the comparable period of 2010, a decrease of expenses of $0.34 million, or 67.6%.  The decrease primarily resulted from a loss on fixed assets disposal of $0.13 million, a loss of $0.29 million from long-term investment of Longjun and loss from rental of $0.07 million for the six months ended June 30, 2010 as compared to only loss from rental of $0.16 million for six months ended June 30, 2011.

Net Income   Our net income was $1.26 million for the six months ended June 30, 2011 compared to net income of $1.70 million for the comparable period of 2010, a decrease of $0.44 million or 25.7%. Net income as percentage to revenues was 16.7% for the first half of 2011 compared to 23.3% in the comparable period of 2010. This decrease in net income and net income margin was primarily due to decrease in gross profit margin from 46.2% in June 30, 2010 to 37.5% in June 30, 2011 coupled with increased in operating expenses and start-up costs for Zhonghao.

 Liquidity and Capital Resources

Our operations were initially capitalized by the combination of cash contributed to CHFY and a manufacturing facility and intellectual property contributed by our stockholders prior to 2008. Since that time we have funded operations, including capital expenditures, primarily from cash generated by operations, by sales of our common stock in private placement transactions, by loans from third parties, and by loans from certain of our stockholders and management. We repaid approximately $0.1 million of loans to one of the stockholders for year ended December 31, 2010 and $1.0 million for year ended December 31, 2009; as a result, as of June 30, 2011, we owed approximately $0.2 million in related party debt.  These loans are non-interest bearing, unsecured, and due on demand.  Accordingly, we include them as current liabilities.  We may make further repayments of these loans from time to time without interfering with the operation of our business.

As of June 30, 2011, we had working capital of $24.3 million. The working capital includes cash and equivalents of $18.9 million and net accounts receivable of $5.4 million. Most of our receivables are owed to us by our primary customers for products purchased from us, and we consider the receivables as collectible in the ordinary course.  We expect to collect substantially all of the June 30, 2011 balance of receivables within next twelve months. The ratio of current assets to current liabilities was 6.3:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2011 and 2010:

	Six Months ended June 30, 2011	Six Months ended June 30, 2010
	(Unaudited)	(Unaudited)
Cash provided by (used in):
Operating Activities	$7,275,420	$2,555,705
Investing Activities	(813,163)	(7,555,289)
Financing Activities	-	7,912,440

We incurred positive cash in-flow from our operations of $7.3 million for the six months ended June 30, 2011. This was primarily attributable to our collection of accounts receivable of $5.1 million, net income of approximately $1.3 million and non-cash items adjustments for depreciation and amortization of $1.0 million offset by outflow from changes in operating assets and liabilities. We incurred cash in-flow from our operations of $2.6 million for the six months ended June 30, 2010. This was primarily attributable to our net income of $1.7 million, non-cash items adjustment for depreciation of plant and equipment of $0.6 million and loss on long-term investment of $0.3 million.

During the six months ended June 30, 2011, we had cash outflow of $0.8 million from investing activities. This was mainly attributable to the additional $0.5 million deposits for construction or the Company’s new manufacturing facility, which have a total contract value of $0.8 million or RMB5,200,000 and value of variation orders subject to agreement by both parties, $0.4 million cash paid to purchase property, plant and equipment for the Company’s new corporate office and manufacturing facility. In the first six months of 2010, we advanced $4.4 million to suppliers of property and equipment and $3.2 million for purchase of property and equipment offset by $0.12 million of proceeds from disposal of fixed assets.

We did not have any cash inflow or outflow from financing activities for six months ended June 30, 2011 but we had cash inflows from financing activities of $7.9 million for the six months ended June 30, 2010, mainly due to proceeds of $4.33 million and $2.8 million from the issuance of 5.05 million and 1.87 million shares of common stock at $0.90 per share and $1.5 per share in connection with the January 2010 Private Placement and June 2010 Private Placement, respectively, and $0.78 million of advance from third party to facilitate our purchase of the new manufacturing facility property in Harbin Economic Technological Development Zone.

We intended to apply $2 million to $3 million of our cash resources to further development of our new facility, in order to increase production there. The remainder of cash resources will be utilized for marketing and brand building, and for general and corporate purposes. As part of our marketing strategy in 2011, we intend to begin an advertising campaign in selected television media in the area of Northeast China and in Shandong province of China. We expect that total expenditures for this media campaign may total approximately RMB20 million (US$3.1 million) in 2011.  In 2011 we have made investments in labor, raw materials and supplies to support the production at the new facility; in addition, we anticipate additional investments in labor, raw materials and supplies to support higher levels of production at the new facility as we continue to expand our sales in China and internationally.  We may recover substantially all of the investments necessary for production at the new facility during 2011 in the normal cycle of business through collection of receivables generated by the sale of the finished products from the new facility.  In addition, in the event that our patent application is granted, we will be required to pay approximately RMB10 million (US$1.5 million) to the sellers of the underlying technology; and in the event we decide to purchase the technology underlying the other patent subject to the supplemental agreement described elsewhere in this interim report under Note 9 – Technology and patent right, we will be required to pay approximately RMB15 million (US$2.3 million).  We believe our current resources are sufficient to fund ongoing operations as well as our currently projected cash need for the foreseeable future.

We believe that our present capacity will adequately serve the demand we currently project for our products during 2011 and beyond.  However, in the event we determine to expand our product lines to include grocery and shopping bags, as discussed elsewhere in this report, or other products, we anticipate that additional production capacity would be required.  In that case, we would need to purchase or construct additional facilities, and we anticipate that we would likely need additional financial resources for such purpose.  There is no assurance that we would be able to secure such additional financial resources on terms that would be acceptable to us, if at all.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2011, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

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

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 6.  EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on April 12. 2010).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 12, 2010).
31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer under Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Schema
101.CAL*	XBRL Calculation
101.DEF*	XBRL Definition
101.LAB*	XBRL Label
101.PRE*	XBRL Presentation

* Filed/furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN MATERIAL TECHNOLOGIES, INC.
Date: August 12, 2011

	By:	/s/ Zhonghao Su
	Name: Title:	Zhonghao Su Chief Executive Officer (principal executive officer)

	By:	/s/ Yan Seong Low
	Name: Title:	Yan Seong Low Chief Financial Officer (principal accounting and financial officer)