Form 10-Q
period 2011-09-30
CHINA GREEN MATERIAL TECHNOLOGIES, INC.
filed 2011-11-21
CIK 1082384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes  ☐  No ☒

As of November 21, 2011, 25,756,025 shares of common stock, par value $0.001 per share, were outstanding.

CHINA GREEN MATERIAL TECHNOLOGIES, INC.

FORM 10-Q

SEPTEMBER 30, 2011

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

NOTE CONCERNING OPERATING AND REPORTING CURRENCIES

Certain financial information included in this quarterly report has been derived from data originally prepared in Renminbi (“RMB” or “Renminbi”), the currency of the People’s Republic of China (“China” or “PRC”). For purposes of this quarterly report, U.S. dollar amounts are based on conversion at September 30, 2011 exchange rates of US$1.00 to RMB6.3549 for assets and liabilities, and a weighted-average of US$1.00 to RMB6.4176 and US$1.00 to RMB6.4988 for revenue and expenses for the three months and nine months ended September 30, 2011, respectively.  There is no assurance that RMB amounts could have been or could be converted into U.S. dollars at such rates.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets:
Cash and equivalents	$21,025,097	$12,090,345
Restricted cash	180	4,266
Accounts receivable, net of allowance for bad debt of $0 and $0, respectively	3,046,982	10,097,506
Inventories	261,694	684,534
Accrued rental receivables	141,623	203,844
Advance to suppliers	318,848	-
Deferred consulting expense	-	108,036
Other current assets	142,509	570,596
Total Current Assets	24,936,933	23,759,127

Deposits for construction	1,258,871	301,992
Property, plant and equipment, net	15,300,289	17,372,325
Intangible assets, net	1,051,018	5,103,278
Technology and patent right, net	1,907,977	2,000,695
Investment	15,793	15,154
Deferred income taxes	153,411	147,207
Total Assets	$44,624,292	$48,699,778

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$720,552	$539,275
Deferred revenue	46,185	14,695
Advance from a third party	642,024	1,371,042
Due to stockholder/officer	224,739	208,404
Warrants liability	-	95,085
Taxes payable	114,018	738,647
Other payables for technology and patent right purchase	1,573,589	1,509,958
Total Current Liabilities	3,321,107	4,477,106

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
25,756,025 and 25,701,025 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	25,756	25,701
Additional paid-in capital	25,276,628	25,191,392
Statutory reserves	1,837,926	1,699,062
Retained earnings	7,496,154	12,405,789
Accumulated other comprehensive income	6,666,721	4,900,728
Total Stockholders’ Equity	41,303,185	44,222,672
Total Liabilities and Stockholders’ Equity	$44,624,292	$48,699,778

See notes to unaudited consolidated financial statements.

CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
 INCOME AND COMPREHENSIVE INCOME

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$1,622,694	$6,011,160	$9,167,128	$13,294,342
Cost of sales	1,360,129	3,267,745	6,072,627	7,183,850

Gross profit	262,565	2,743,415	3,094,501	6,110,492

Operating Expenses
Selling	48,458	47,025	127,271	134,304
General and administrative	361,539	488,257	1,542,918	1,207,535
Loss on impairment of land use right and building	5,818,002	-	5,818,002	-
Stock based compensation	40,142	(31,865)	98,244	121,397
Total Operating Expenses	6,268,141	503,417	7,586,435	1,463,236

(Loss) Income from Operations	(6,005,576)	2,239,998	(4,491,934)	4,647,256

Other income (expense):
Interest income	6,460	2,404	14,799	5,343
Interest expenses	(13)	-	(2,232)	-
Loss on investment	-	(2,851)	-	(296,102)
Loss on disposal of property, plant and equipment	-	-	-	(126,025)
Other expenses - net	(281)	(1,091)	(2,278)	(18,975)
Total other expense	6,166	(1,538)	10,289	(435,759)

(Loss) Income Before Income Taxes	(5,999,410)	2,238,460	(4,481,645)	4,211,497

Provision for income taxes	32,471	289,826	289,127	564,804

Net (Loss) Income	(6,031,881)	1,948,634	(4,770,772)	3,646,693

Gain from foreign currency translation adjustment	716,402	556,202	1,765,993	754,896

Comprehensive (Loss) Income	$(5,315,479)	$2,504,836	$(3,004,779)	$4,401,589

Net (Loss) Income Per Common Share
basic	$(0.234)	$0.076	$(0.185)	$0.152
diluted	$(0.234)	$0.075	$(0.185)	$0.151

Weighted Common Shares Outstanding
basic	25,748,525	25,650,856	25,734,436	24,046,432
diluted	25,748,525	25,919,251	25,734,436	24,218,671

See notes to unaudited consolidated financial statements.

 CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net (Loss) Income	$(4,770,772)	$3,646,693
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation of plant and equipment	1,370,727	888,406
Amortization of intangible assets	86,676	82,752
Amortization of technology and patent right	173,109	82,636
Stock based compensation for shares issued to director and CFO	85,292	42.706
Amortization of deferred consulting expenses	108,036	693,904
Changes in warrants fair value	(95,085)	(615,213)
Loss on impairment of land use right and building	5,818,002	-
Changes in deferred tax	-	(148,710)
Bad debt expenses	-	10,096
Loss on long-term investment	-	296,102
Loss on disposal of fixed assets	-	126,025
Changes in operating assets and liabilities
Accounts receivable	7,736,817	(2,037,616)
Inventories	441,685	(323,686)
Accrued rental receivable	69,244	418,689
Advance to suppliers	(311,788)	-
Other current assets	15,805	(255,823)
Accounts payable and accrued expenses	163,172	51,432
Deferred revenue	30,187	(1,770)
Taxes payable	(639,847)	(79,117)

Net Cash Provided by Operating Activities	10,281,260	2,877,506

Cash Flows From Investing Activities:
Restricted cash	4,172	(23,346)
Deposit for construction	(923,247)	(293,817)
Purchase of property, plant and equipment	(360,551)	(7,557,790)
Proceeds from disposal of property, plant and equipment	-	117,527
Net Cash Used in Investing Activities	(1,279,626)	(7,757,426)

Cash Flows From Financing Activities:
Proceeds from shareholder/officer loan	7,386	4,956
Repayment to/Advance from third party	(769,373)	969,596
Proceeds from issuance of common stock	-	7,135,894
Net Cash Provided by (Used in) Financing Activities	(761,987)	8,110,446

Effect of Exchange Rate Changes on Cash and Equivalents	695,105	199,260

Net Increase in Cash and Equivalents	8,934,752	3,429,786

Cash and Equivalents at Beginning of Period	12,090,345	7,321,276

Cash and Equivalents at End of Period	$21,025,097	$10,751,062

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest	$2,232	$-
Cash paid for Income taxes	$609,464	$581,158

See notes to unaudited consolidated financial statements.

 CHINA GREEN MATERIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principal Activities

China Green Material Technologies, Inc. (“China Green”) is a Nevada corporation incorporated in December 1997 under the name Mount Merlot Estates, Inc.  China Green acquired its current business in February 2007 which at that time was called “Ubrandit.com.”  On January 14, 2008, Urbandit.com changed its name to “China Green Material Technologies, Inc.”  References in these Notes to the “Company” refer to China Green Material Technologies, Inc. and where applicable its direct and indirect wholly owned subsidiaries. On April 21, 2011 and since then, the Company’s shares have been quoted on the OTC Bulletin Board (the “Bulletin Board”) operated by the Financial Industry Regulatory Authority under the symbol CAGM.OB.  From February 25, 2011 to April 20, 2011, the Company’s shares were quoted on the OTCQB market operated by Pink OTC Markets Inc. under the symbol CAGM.PK.  Prior to such time, the Company’s shares were traded on the Bulletin Board under the symbol CAGM.OB, whereas before its name change in January 2008 the Company’s shares were quoted on the Bulletin Board under the symbol UBDT.OB.

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

Certain reclassifications have been made to the accompanying 2010 condensed consolidated financial statements to conform them to the 2011 presentation.

Principles of Consolidation

The accompanying Interim Financial Statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. These unaudited consolidated financial statements include the financial statements of China Green Material Technologies, Inc. and its wholly owned subsidiaries AGM, CHFY, and Zhonghao Bio (collectively referred as the “Company”). All significant intercompany transactions and balances are eliminated in consolidation.

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

Restricted Cash

Commencing from 2008, in accordance with the relevant Harbin local tax regulations, the Company is subjected to labor union fees at 2% of total payroll. The general union of city government will return 40% of the paid labor union fees back to the Company, and requires that the returned amount should be deposited into a special bank account that is restricted to be used only for employees’ welfare purpose by the labor union department of the Company. As of September 30, 2011 and December 31, 2010, the amounts of cash - restricted were $180 and $4,266, respectively.

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

Inventories

The Company values inventories, consisting of finished goods, work in progress, raw materials, and packaging material and other items, at the lower of cost or market. Cost is determined on the weighted average cost method. Cost of raw materials is determined on a first-in, first-out basis (“FIFO”). Finished goods are determined on a weighted average basis and are comprised of direct materials, direct labor, and an appropriate proportion of overhead costs.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful lives of the assets. Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company’s Unaudited Consolidated Statements of Income and Comprehensive Income.

Estimated useful lives of property, plant and equipment are as follows:

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

Intangible Assets

At September 30, 2011 and December 31, 2010, intangible assets consist of a land use right. With the adoption of ASC 350 (“Intangibles-Goodwill and Other”), intangible assets with a definite life are amortized on a straight-line basis. The land use right is being amortized over its estimated life of 50 years. The Company’s interests in the patent rights and related technology acquired by the Company in 2009 are accounted for on the balance sheets as “Technology and patent right, net”.

Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

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

Rental income recognition

Rental income from operating leases to a third party related to the Company’s unused factory facilities with 21,132 square meters of floor space is recognized on a straight-line basis over the lease period. The Company recognized $70,103 and $66,460 of gross rental income for the three months ended September 30, 2011 and 2010, respectively, and recognized $207,730 (equivalent to RMB1.35 million) and $198,325 (equivalent to RMB 1.35 million) gross rental income for the nine months ended September 30, 2011 and 2010, respectively.  Rental income is included as general and administrative expense in the Unaudited Statements of Income and Comprehensive Income net of related rental expense which amounted to $167,168 and $94,803 for the three months ended September 30, 2011 and 2010, respectively, and $471,224 and $292,698 for the nine months ended September 30, 2011 and 2010, respectively.

 Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expenses were $28 and $3,238 for three months ended September 30, 2011 and 2010, respectively, and were $4,616 and $28,593 for the nine months ended September 30, 2011 and 2010, respectively.

Employee Welfare Benefit

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company’s China subsidiary recorded all employee welfare benefit expense as incurred. The total expense amounted to $6,493 and $973 for the three months ended September 30, 2011 and 2010, respectively, and $14,123 and $5,282 for the nine months ended September 30, 2011 and 2010, respectively.

Research and development costs

Research and development costs are expensed when incurred and are included in operating expenses. The amounts expensed for the three months ended September 30, 2011 and 2010 were $2,146 and $3,213, respectively, and for the nine months ended September 30, 2011 and 2010 were $13,116 and $3,287, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At September 30, 2011 (unaudited) and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

Foreign Currency Translation

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is the Renminbi (RMB), the national currency of the PRC and the primary currency of the economic environment in which the operations of CHFY and Zhonghao Bio are conducted. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the unaudited consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the unaudited consolidated statements of income.  The Company did not incur any significant foreign currency transaction income or loss for the three and nine months ended September 30, 2011 and 201.

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

	Average Rate for nine months ended September 30
	2011	2010
Renminbi (RMB)	6.4988	6.80696
United States dollar ($)	$1.00	1.00

	Average Rate for three months ended September 30,
	2011	2010
Renminbi (RMB)	6.4176	6.76924
United States dollar ($)	1.00	1.00

	Exchange Rate at
	September 30, 2011	December 31, 2010
Renminbi (RMB)	6.3549	6.6227
United States dollar ($)	$1.00	1.00

Basic and Diluted Net (Loss) Income Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Numerator:
Net (loss) income	$(6,031,881)	$1,948,634	$(4,770,772)	$3,646,693
Denominator:
Weighted average number of common shares outstanding
- Basic	25,748,525	25,650,856	25,734,436	24,046,432
- Diluted	25,748,525	25,919,251	25,734,436	24,218,671
Earning per share
- Basic	$(0.234)	$0.076	$(0.185)	$0.152
- Diluted	$(0.234)	$0.075	$(0.185)	$0.151

The Company accounts for net income per common share in accordance with ASC 260, “Earnings per Share” (“EPS”). ASC 260 requires the disclosure of the potential dilution effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income per share is determined based on the weighted average number of common shares outstanding. Diluted net income per share is determined based on the assumption that all dilutive stock awards were converted or exercised.

As of September 30, 2011, the Company had 504,000 non-vested shares awards that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted earnings per share in the periods presented, as their effect would have been anti-dilutive since the grant price of these restricted shares and the exercise price of these option were higher than the average market price during period presented.

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

As of September 30, 2011 and 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value, other than the warrants liabilities discussed in Note 14.

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

2. Inventories

Inventories at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Raw materials	$154,517	$572,788
Work in process	-	18,421
Finished goods	81,604	60,711
Packaging and other	25,573	32,614
Total	$261,694	$684,534

3. Accrued Rental Receivable and Rental Income (Loss)

As of September 30, 2011 and December 31, 2010, accrued rental receivable consisted of accrued rental income for leasing out unused factory space.

The Company leases out certain unused building with land use right, and building under operating leases agreements, and the lease terms had been extended to December 31, 2011. Its annual rental is RMB 1,800,000 or $ 283,246 per year. The rental revenue and cost for the nine months ended September 30, 2011 and 2010 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)

Rental income	$70,103	$66,460	$207,730	$198,325
Less: depreciation and amortization	167,168	94,803	471,224	292,698
Total income (loss) from rental	$(97,065)	$(28,343)	$(263,494)	$(94,373)

4. Other current assets

As of September 30, 2011 and December 31, 2010, other current assets consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Advance to employees	$139,834	$514,402
Prepaid utilities	-	38,772
Prepaid rent	2,675	17,422
Total	$142,509	$570,596

The advance to employee is for business trips and marketing.

5. Deposits for construction

As of September 30, 2011 and December 31, 2010, deposits to supplier for construction mainly consisted of a renovation deposit of RMB8,000,000 or $1,258,871 and RMB2,000,000 or $301,992, respectively, for total contract value of RMB5,200,000 or $818,266 subject to value of variation orders of at least RMB3,000,000 or $472,077 which the final settlement amount will be agreed upon by both parties for the Company’s new administrative offices and new manufacturing facilities after completion of quality assurance during Harbin winter season.

6. Property, Plant and Equipment, Net

The Company did not incur or capitalize any significant repairs and maintenance expenditures in the three and nine months ended September 30, 2011 and 2010, respectively. The Company recorded $1,731,851 of impairment loss on building during the three and nine months ended September 30, 2011, which is the difference between the book value and the estimated fair value of the building. In the nine months ended September 30, 2010, the Company disposed of equipment and machinery of $242,903 which the Company determined will not be used in future operations. A loss on such disposition of $126,025 is included within other expenses.

As of September 30, 2011 and December 31, 2010, property, plant and equipment consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Building	$7,567,871	$8,961,302
Equipment and machinery	14,002,128	12,750,125
Vehicles	186,002	178,481
Office equipments	197,866	189,671
Leasehold improvements	186,479	178,938
	22,140,346	22,258,517
Less: Accumulated depreciation	6,840,057	5,218,383
Subtotal	$15,300,289	$17,040,134
Construction-in-progress	-	332,191
Total	$15,300,289	$17,372,325

For the three months ended September 30, 2011 and 2010, depreciation expense was $542,425 and $326,536, respectively, and for the nine months ended September 30, 2011 and 2010, depreciation expense was $1,370,727 and $888,406, respectively.

7. Intangible Assets, net

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

The Company acquired the land use right at September 9, 2005. The intangible assets associated with this land use right were contributed by unrelated parties in exchange for shares of the Company’s common stock. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis for 50 years. The Company recorded $4,086,151 of impairment loss on land use right during the three and nine months ended September 30, 2011, which is the difference between the book value and the estimated fair value of the land use right

The intangible assets at cost less amortization consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(Unaudited)
Land use right	$1,730,584	$5,670,310
Less: Accumulated amortization	679,566	567,032
Total	$1,051,018	$5,103,278

For the three months ended September 30, 2011 and 2010, amortization expense was $29,251 and $27,730, respectively and for the nine months ended September 30, 2011 and 2010, amortization expense was $86,676 and $82,752, respectively.

The amortization expense from September 30, 2011 for the next five years is expected to be as follows:

For the Year Ending December 31,	Amount
2011 (from October 1 to December 31)	$29,546
2012	$118,185
2013	$118,185
2014	$118,185
2015	$118,185
Thereafter	$548,732
Total	$1,051,018

8.   Technology and patent right, net

On September 17, 2009, to acquire technology for use in the manufacture of the Company’s starch-based material, the Company entered into an agreement to purchase two technologies from four individuals including two related parties, Mr. Zhonghao Su, Chief Executive Officer of the Company, and Mr. Yingjie Qiao, technical director of the Company.  Pursuant to the sales agreement, Mr. Zhonghao Su agreed to contribute his interest in the technologies without any consideration. The total amount payable for these two technologies was RMB15 million which was the fair value of the technology and patent right ($2,360,383), of which the Company paid RMB5 million ($786,794).  The remaining RMB10 million ($1,573,589), which was recorded as other payables, will be paid by the Company upon receipt of the patent rights certificates for these two technologies and transfer of the ownership of these patent rights to the Company.

On December 17, 2009, the Company entered into a supplemental agreement with three owners of these technologies, Mr. Yingjie Qiao, Mr, Zhonghao Su, and Mrs. Dongyan Tang, to amend the agreement for the purchase price of the technologies. Pursuant to the supplemental agreement, the Company would only acquire one technology for the total purchase price of RMB15 million ($2,360,383) payable to Mr. Yingjie Qiao and Mrs. Dongyen Tang, of which the Company has already paid RMB5 million ($786,794). The remaining RMB10 million ($1,573,589), which was recorded as other payables, will be paid by the Company when it receives the patent right certificate for the technology and the ownership of patent right has been completely transferred to the Company. The Company began using this technology for manufacturing in late 2009, and amortizes it over its estimated useful life of 10 years.

Pursuant to the supplemental agreement, the Company also obtained the right to use the other technology which was the subject of the original agreement and which the Company currently applies in its dry-powder blending process to produce its starch-based material.  The supplemental agreement provides the Company with a royalty-free right to use this other technology as long as it is owned by the current owners, a right of first refusal on any proposed transfers of the technology by the current owners and an option to purchase the technology for RMB15 million ($2,360,383). This technology is the subject of a patent application filed with, and presently under review by, the PRC State Intellectual Property Office.

The technology and patent right at cost less amortization consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(Unaudited)
Technology and patent right	$2,360,383	$2,264,937
Less: Accumulated amortization	452,406	264,242
Total	$1,907,977	$2,000,695

For the three months ended September 30, 2011 and 2010, amortization expense was $58,420 and $27,692, respectively, and for the nine months ended September 30, 2011 and 2010, amortization expense for technology and patent right was $173,109 and $82,636, respectively.

The amortization expense from September 30, 2011 for the next five years is expected to be as follows:

For the Year Ending December 31,	Amount
2011 (from October 1 to December 31)	$59,010
2012	$236,038
2013	$236,038
2014	$236,038
2015	$236,038
Thereafter	$904,815
Total	1,907,977

9. Investment

The Company, through CHFY, indirectly owns a 16% equity interest in Harbin Longjun Trade Co., Ltd. (“Longjun”), a corporation organized in Heilongjiang Province of the PRC on June 1, 2006.  The Company accounts for this investment using the cost method. As of September 30, 2011 and December 31, 2010, the investment amounts at net were approximately $15,793 and $15,154.  The company recorded $2,851 and $296,102 of impairment loss on this investment during the three months and nine months ended September 30, 2010, respectively, which is the difference between the book value and the estimated fair value of the investment.

10. Accounts payable and accrued expenses

As of September 30, 2011 and December 31, 2010, accounts payable and accrued expenses consisted of following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Accounts payable	$18,580	$53,651
Other payables	1,152	6,265
Salary payables	417,532	180,152
Accrued expenses	283,288	299,207
Total	$720,552	$539,275

Inclusive in salary payables, there were amount of US$216,667 and US$66,667 payable to Mr. Zhonghao Su,  Chief Executive Officer of the Company as of September 30, 2011 and December 31, 2010, respectively

11. Advance from a third party

Advance from a third party is amount due to a third party to be used in the purchase of new facility. The amount due is unsecured, non-interest bearing and repayable within next twelve months.

12. Due to Stockholder/Officer

Since 2005, certain of our principal stockholders have advanced necessary working capital to the Company to support its research, development and operations. These amounts are unsecured, non-interest bearing and have no set repayment date. During the year 2009, the Company repaid a significant amount of these loans to one of its stockholders. As a result, the net amounts due to the stockholders/officers were $224,739 and $208,404 as of September 30, 2011 and December 31, 2010, respectively. All the amount due to officer above are payable to Mr. Zhonghao Su, Chief Executive Officer of the Company.

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

In accordance with the relevant PRC tax laws and regulations, the Company’s PRC subsidiary, Zhonghao Bio, is subject to CIT at 25%.

The deferred income tax assets result from impairment of investment and are deductible when the actual loss on investment is incurred.

The components of the provisions for income taxes were as follows for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)

Current taxes:
Current income taxes in the PRC	$32,471	$352,990	$289,127	$713,514
Deferred income taxes benefits		(63,164)		(148,710)
Total provision for income taxes	$32,471	$289,826	$289,127	$564,804

The following is a reconciliation of tax computed by applying the statutory income tax rate to PRC operations to income tax expenses for the three months and nine months ended September 30, 2011 and 2010 respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
PRC statutory tax rate	25%	25%	25%	25%
Accounting (loss) income before tax	$(5,999,410)	$2,238,460	$(4,481,645)	$4,211,497
Computed expected income tax expenses	-	559,615	-	1,052,874
Loss from subsidiaries	32,471	-	289,127	-
Less: tax exemption	-	269,789	-	488,070
Income tax expenses	$32,471	$289,826	$289,127	$564,804

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

 The Company’s PRC subsidiary, Zhonghao Bio, is classified as a small-scale tax payer which is subject to VAT of 3% on merchandise. Zhonghao Bio has commenced its production in March 2011 and its sales in May 2011.

c. Taxes Payable

As of September 30, 2011 and December 31, 2010, taxes payable consisted of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Value-added taxes	$65,275	$377,066
Income taxes payable	47,625	360,043
Individual income taxes withholdings	1,118	1,538
Total	$114,018	$738,647

14. Stock-based compensation

Stock Warrants

Pursuant to the January 11, 2010 Securities Purchase Agreement, in April 2010, the Company issued Investor Relations Warrants to two investor relations firms to purchase 437,500 shares of Common Stock, and in July 2010, the Company issued Investor Relations Warrants to one other investor relations firm to purchase 20,000 shares of Common Stock.  Pursuant to their terms, the warrants expired in April and July 2011, respectively.  The initial fair value of the warrants issued in April 2010 was $1,025,812 and was recorded on the balance sheet as deferred consulting expense (i.e., an asset) and a corresponding amount was recorded as a warrants liability. The initial fair value was estimated on the date of grant using the Black-Scholes Option Pricing Model in accordance with ASC 718, Compensation - Stock Compensation, using the following assumptions: expected dividend yield 0%, risk-free interest rate of 0.49%, volatility of 289.07%, and an expected term of one year.  The initial fair value of the warrants issued in July 2010 was $37,693 and was recorded on the balance sheet as deferred consulting expense and a corresponding amount was recorded on the balance sheet as a warrant liability. The initial fair value of these warrants was determined by using the Black-Scholes Options Pricing Model with the following assumptions: discount rate – 0.3%; dividend yield – 0%; expected volatility – 111.31% and term of 1 year.

The warrants have a reset provision that would reduce the exercise price to any amount below $0.90 if the Company issues shares below that price.  In accordance with ASC 815, we have accounted for these warrants as derivative liabilities. The initial fair value of the expense resulting from such warrants is amortized on a straight line basis over the period of service under the agreement with the recipient of the warrants.  Any changes in the fair values of the warrants will be charged to expense or credited to income, as applicable, in the period of change. The amortized consulting expenses were $0 and $259,599 for the three months ended September 30, 2011 and 2010, respectively and were $108,036 and $693,904 for the nine months ended September 30, 2011 and 2010, respectively.  $0 and $324,239 of income were recorded for the three months ended September 30, 2011 and 2010, respectively and $95,085 and $615,213 of income were recorded for the nine months ended September 30, 2011 and 2010 resulted from the changes in the fair values of the warrants.

87,500 warrants to purchase shares of common stock were exercised on cashless basis at $0.90 per share pursuant to the warrants' terms during year ended December 31, 2010.

A summary of stock warrants for the period ended September 30, 2011 is as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	370,000	$0.90	3	-
Granted	-	-	-	-
Exercised or converted	-	-	-	-
Forfeited or expired	(370,000)	0.90	3	-
Outstanding at September 30, 2011	-	$-	-	$-
Exercisable at September 30, 2011	-	$-	-	$-

Share Awards

On May 19, 2010, the Company and Mr. William Wang Dongxiang and Mr. Lianjun Luo, the Independent Directors of the Company, entered into services agreements. Pursuant to the terms of the services agreement, Mr. Wang and Mr. Luo were granted 10,000 of common stock each of the Company at the beginning of each year based on annual services in the Company.  The shares award has a term of one year and vests in equal time services basis of services agreement over a one-year period beginning on January 1, 2011.

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

On July 12, 2011, the Company and Mr. Yan Seong Low entered into a revision employment agreement. Pursuant to the terms of the revision employment agreement, Mr. Low was granted a shares award on July 12, 2011 of 576,000 shares of restricted common stock of the Company at price of $0.3367 per share, which was the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on such date. The share award will vest at a rate of 24,000 shares per month over the next 24 months. The revision employment agreement will expire in two years; except that employment shall be continue thereafter on an at-will basis. The Company may terminate Mr. Low’s employment during the initial two years term, but all unvested shares will vest upon such termination. The compensation expenses will be recorded on the market value on the date of grant, which is $0.3367 per share and amortized over the service period with $8,081 for each month over the next 24 months.

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

The following table details the Company’s non-vested share awards activity:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 1, 2011	12,500	$2.34
Granted	606,000	0.3725
Vested	(114,500)	0.7449
Cancelled or Forfeited	-	-
Balance at September 30, 2011	504,000	$0.3367

The weighted-average grant-date fair value of non-vested share awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above. Total recognized compensation cost was $40,142 and $32,775 for three months ended September 30, 2011 and 2010, respectively and was $85,292 and $42,706 for nine months ended September 30, 2011 and 2010, respectively. Total unrecognized compensation costs were $169,697 as of September 30, 2011, which are expected to be recognized over a weighted average period of 1.75 years.

15. Statutory Reserves

The Company’s subsidiaries in the PRC are required to maintain certain statutory reserves by appropriating from the profit after taxation in accordance with the relevant laws and regulations in the PRC and articles of association of the subsidiary before declaration or payment of dividends. The reserves form part of the equity of the Company. The statutory reserve fund can be used to increase the registered capital and eliminate future losses of the subsidiary, but it cannot be distributed to shareholders except in the event of a solvent liquidation of the subsidiaries.

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

The statutory reserves consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(Unaudited)
Statutory reserve fund	$1,593,748	$1,454,885
Statutory common welfare fund reserve	244,177	244,177
Total	$1,837,925	$1,699,062

16. Foreign Subsidiary Operations

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

17. Related Party Balances and Transactions

a. Stockholders transactions

In 2009, the Company purchased technology and patent rights from individuals, including two related parties, Mr. Zhonghao Su, Chief Executive Officer of the Company, and Mr. Yingjie Qiao, technical director of the Company. Pursuant to the sales agreement, Mr. Zhonghao Su agreed to contribute his interest in the technologies without any consideration. The total purchase price is RMB15 million ($2,360,383), the Company has already paid RMB5 million ($786,794) to Mr. Yingjie Qiao and a unrelated third party. The remaining RMB10 million ($1,573,589) was recorded as other payables. (See note 8)

b. Stockholders balances (see note 12)

	September 30, 2011	December 31, 2010
	(Unaudited)
Due to stockholders/officers:
Mr. Zhonghao Su	$224,739	$208,404

18. Concentration of Business

a. Financial Risks

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

b. Major Customers

The following table summarizes sales to major customers (each 10% or more of revenues):

	Nine months ended September 30,
	2011		2010
	(Unaudited)		(Unaudited)
Largest customers	Amount of sales	% of total sales	Amount of sales	% of total sales
Customer A	$1,944,162	21.2%	$3,129,653	23.5%
Customer B	$1,799,954	19.6%	$3,564,142	26.8%
Customer C	$1,691,300	18.4%	$2,589,105	19.5%

	Three months ended September 30,
	2011		2010
	(Unaudited)		(Unaudited)
Largest customers	Amount of sales	% of total sales	Amount of sales	% of total sales
Customer A	$345,603	21.3%	$1,030,146	17.5%
Customer B	$209,947	12.9%	$1,800,291	29.9%
Customer C	$346,300	21.3%	$1,290,480	21.5%

The following table summarizes accounts receivable outstanding from major customers (each 10% or more of revenues):

	September 30, 2011		December 31, 2010
	(Unaudited)
Largest customers	Accounts receivable	% of total accounts receivable balance	Accounts receivable	% of total accounts receivable balance
Customer A	$868,354	28.5%	$3,492,095	34.6%
Customer B	$1,130,938	37.1%	$3,367,962	33.4%
Customer C	$1,017,907	33.4%	$3,110,514	30.8%

c. Major Suppliers

The table following summarizes purchases from major suppliers (each 10% or more of purchases):

	Nine months ended September 30,
	2011		2010
	(Unaudited)		(Unaudited)
Largest suppliers	Amount of purchase	% of total purchases	Amount of purchase	% of total purchases
Supplier A	$2,194,475	48.3%	$3,178,864	51.4%
Supplier B	$1,970,360	43.4%	$2,756,003	44.6%

	Three months ended September 30,
	2011		2010
	(Unaudited)		(Unaudited)
Largest suppliers	Amount of purchase	% of total purchases	Amount of purchase	% of total purchases
Supplier A	$370,668	47.7%	$1,556,734	55.0%
Supplier B	$329,580	42.4%	$1,150,166	40.7%

Accounts payable of top suppliers balance is $0 as of September 30, 2011 and December 31, 2010 and advance to above top suppliers balance is $318,848 as of September 30, 2011 and $0 as of December 31, 2010.

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

Third Quarter Financial Performance Highlights

Due to decreased demand from our major distributors as a result of selling price renegotiation process and the overall economic uncertainties in the global economy, credit tightening in China and under current circumstances of rising raw material prices and labor costs, the demand for our products in third quarter of 2011 decreased as compared to first and second quarter of 2011 as well as comparable quarter in 2010. Currently, we are focusing our efforts on streamlining the Company’s operations and enhancing efficiency at our new production facility in Harbin. The new production facility in Harbin Economic and Technological Development zone has commenced production in March 2011 and we have consolidated the existing manufacturing facility from other location to this location. We believe that our manufacturing efficiency, quality and productivity will be enhanced dramatically to a higher competitive level.

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

The following are some financial highlights for the third quarter of 2011:

●
Net Sales – Net sales were $1.6 million for the third quarter of 2011, a decrease of 73.0% from the comparable quarter of 2010, due to tonnage sale decrease by 77.9% offset with average selling price in RMB term increase by 15.9%.

●
Gross Margin – Gross margin was 16.2% for the third quarter of 2011, as compared to 45.6% for the comparable quarter of 2010, due to increase in overall production costs by 78.6% in local currency term. The increase mainly caused by increase in raw materials prices, utilities and packaging costs, and more importantly coupled with higher average costs per ton  for fixed overhead such as depreciation charges for plant and equipment, amortization costs for technology and patent right due to lower tonnages produced. Our increased average selling price during third quarter of 2011 reduced the impact of the increase in production costs so that the costs of goods sold percentage increased by 54.0% from 54.4% in the three months ended September 30, 2010 to 83.8% in the three months ended September 30, 2011.

●	Loss from operations – Loss from operations was $6.0 million for the third quarter of 2011, a decrease of 368.1% from income from operations of $2.3 million for the comparable quarter of 2010.

●	Net Loss – Net loss was $6.0 million for the third quarter of 2011, a decrease of 409.5% from net income of $1.9 million of the comparable quarter of 2010.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

The following table presents selected items in our consolidated statements of operations for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011			2010
	$	% of Sales		$	% of Sales
Net Sales	1,622,694	100.0%		6,011,160	100.0%
Cost of sales	1,360,129	83.8%		3,267,745	54.4%
Gross Profit	262,565	16.2%		2,743,415	45.6%
Operating Expenses	6,268,141	386.3%		503,417	8.4%
(Loss) Income from Operations	(6,005,576)	370.1%		2,239,998	37.3%
Other Income (Expenses), net	6,166	0.3%		(1,538)	(0.0%	)
Income tax expense	32,471	2.0%		289,826	4.8%
Net (Loss) Income	(6,031,881)	(371.7%	)	1,948,634	32.4%

Net Sales   Net sales were $1.62 million for the three months ended September 30, 2011 compared to $6.01 million for the comparable period of 2010, a decrease of $4.39 million or 73.0%.  The decrease in net sales resulted from a combination of decrease in demand from our major distributors and slow development of a new customer base.  We believe that the decrease was a result of the selling price increase negotiation process with our major distributors, who withheld orders due to the current steep hike in raw materials prices, especially corn starch, which we are attempting to pass along in part to our customers. We believe that there is growing recognition of our starch based biodegradable products and their environmental friendly advantages as well as the rapidly developing market opportunities in this sector in China and internationally. We will continue our efforts to increase revenues by improving our marketing strategy, increasing our sales channels, increasing the geographical presence of our products within China and overseas via major advertisement campaign in selected television media in the area of Northeast and Shandong province in China as well as developing new biodegradable products. For the three months ended September 30, 2011, the volume of our products sold decreased by 77.9% and our average selling price increased by 15.9% in local currency term as compared to the comparable period in 2010.

Cost of Sales and Gross Profit Margin   Cost of sales for the three months ended September 30, 2011 was $1.36 million, compared to $3.27 million for the comparable period of 2010, a decrease of $1.91 million or 58.4%. Gross profit margin was 16.2% for the three months ended September 30, 2011 and 45.6% for the comparable period of 2010.  The 29.4% decline in gross profit margin during the third quarter of 2011 compared with the comparable period in 2010 was due to increased in overall production costs by 78.6% in local currency term, which was mainly caused by increases in corn starch price, the main ingredient in our products, coupled with higher average costs per ton for fixed overhead such as depreciation charges for plant and equipment as well as amortization costs for technology and patent right due to lower tonnages produced in 2011 as compared to 2010.

Operating Expenses Operating expenses (which consist of selling expenses and general and administrative expenses) were $6.27 million for the three months ended September 30, 2011, compared to $0.50 million for the comparable period of 2010, an increase of $5.76 million or 1145.1%. Selling expenses were relatively stable at approximately $0.05 million for the three months ended September 30, 2011, compared to $0.05 million for the comparable period of 2010. General and administrative expenses were $6.22 million for the three months ended September 30, 2011, compared to $0.46 million for the comparable period of 2010, an increase of approximately $5.76 million or 1262.8%. The increase was primarily due to increase in impairment loss of $5.82 million from the Company’s land use right and building, increase in stock based compensation of $0.07 million and net loss from leasing our of the Company’s unused land use right. Offsetting by the decreases in Zhonghao Bio start-up costs of $0.01 million and corporate related professional fees and travelling costs of $0.18 million in the third quarter of 2011.

Other Income (Expense) Total other income were $0.006 million for the three months ended September 30, 2011, compared to total other expenses of $0.002 million for the comparable period of 2010, an increase of income of $0.008 million, or 500.9%.  The increase was primarily due to increase in interest income for the three months ended September 30, 2011as compared to September 30, 2010.

Net (Loss) Income   Our net loss was $6.03 million for the three months ended September 30, 2011 compared to net income of $1.95 million for the same period of 2010, a decrease of $7.98 million or 409.5%. Net (loss) income as percentage to revenue was 371.7% for the third quarter of 2011 compared to 32.4% in the same period of 2010. This decrease in net income and net income margin was primarily due to impairment loss from the Company land use right and building and decreased revenue and gross profit margin in 2011, as compared to corresponding period in 2010.

 Results of Operations for the Nine Months Ended September 30, 2011 and 2010

 The following table presents selected items in our consolidated statements of operations for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011			2010
	$	% of Sales		$	% of Sales
Net Sales	9,167,128	100.0%		13,294,342	100.0%
Cost of sales	6,072,627	66.2%		7,183,850	54.0%
Gross Profit	3,094,501	33.8%		6,110,492	46.0%
Operating Expenses	7,586,435	82.8%		1,463,236	11.0%
(Loss) Income from Operations	(4,491,934)	(49.0%	)	4,647,256	35.0%
Other Income (Expenses), net	10,289	0.1%		(435,759)	(3.3%)
Income tax expense	289,127	3.2%		564,804	4.2%
Net (Loss) Income	(4,770,772)	(52.0%	)	3,646,693	27.4%

Net Sales - Net sales decreased $4.13 million or 31.0% to $9.17 million for the nine months ended September 30, 2011 from $13.29 million for the comparable period in 2010. The decrease was mainly attributable to the decreased sales of our products which resulted from decreased demand from our existing customers as well as new customers. We believe that the decrease was a result of the selling price increase negotiation process with our major distributors, who withheld orders due to the current steep hike in raw materials prices, especially corn starch, which we are attempting to pass along in part to our customers. For the nine months ended September 30, 2011, the volume of our products sold decreased by 35.4% and our average selling price increased by 1.9% in local currency term as compared to the comparable period in 2010.

Cost of Sales - Cost of sales decreased $1.11 million or 15.5% to $6.07 million for the nine months ended September 30, 2011 from $7.18 million for the comparable period in 2010. This decrease was generally in line with the decrease in our revenues and as a percentage of revenues, the cost of revenues increased to 66.2% during the nine months ended September 30, 2011 from 54.0% in the comparable period in 2010.

Gross Profit - Gross profit decreased $3.02 million or 49.4% to $3.09 million for the nine months ended September 30, 2011 from $6.11 million for the comparable period in 2010. Gross profit as percentage of revenues was 33.8% for the nine months ended September 30, 2011, a decrease of 12.2% from 46.0% during the comparable period in 2010. The decline in gross profit margin during the nine months ended September 30, 2011 compared with the comparable period in 2010 was due to increased in overall production costs by 24.9% in local currency term, which was mainly caused by increases in corn starch price, the main ingredient in our products, coupled with higher average costs per ton for fixed overhead such as depreciation charges for plant and equipment as well as amortization costs for technology and patent right due to lower tonnages produced in 2011 as compared to 2010.

Operating Expenses - Operating expenses including selling expenses and general and administrative expenses increased $6.12 million or 418.5% to $7.59 million for the nine months ended September 30, 2011 from $1.46 million during the comparable period in 2010. Although our revenues decreased during the nine months ended September 30, 2011, selling expenses were relatively stable at approximately $0.13 million for the nine months ended September 30, 2011 and $0.13 for the comparable period in 2010.  General and administrative expenses were $7.46 million for the nine months ended September 30, 2011 as compared to $1.33 million for the comparable period in 2010, an increase of approximately $6.13 million or 461.3%. The increase was primarily resulted from impairment loss on land use right and building of $5.82 million, increases in Zhonghao start-up costs of $0.21 million and loss from rental of $0.17 million for the nine months ended September 30, 2011 offset by decrease in stock based compensation of $0.02 million.

Other Income (Expense) - Total other income were $0.01 million for the nine months ended September 30, 2011, compared to total other expenses of $0.44 million for the comparable period of 2010, an increase of income of $0.45 million, or 102.4%.  The increase primarily resulted from interest income of $0.015 million for the nine months ended September 30, 2011 as compared to a loss on fixed assets disposal of $0.13 million, a loss of $0.29 million from long-term investment of Longjun and loss from rental of $0.09 million for the nine months ended September 30, 2010.

Net (Loss) Income   Our net loss was $4.77 million for the nine months ended September 30, 2011 compared to net income of $3.65 million for the comparable period of 2010, a decrease of $8.42 million or 230.8%. Net loss as percentage to revenues was 52.0% for the first nine months of 2011 compared to net income as percentage to revenue of 27.4% in the comparable period of 2010. This decrease in net income and net income margin was primarily due to decrease in gross profit margin from 46.0% in September 30, 2010 to 33.8% in September 30, 2011, and more importantly coupled with increased in impairment loss from land use right and building of $5.8 million and start-up costs for Zhonghao of $0.24 million.

Liquidity and Capital Resources

Our operations were initially capitalized by the combination of cash contributed to CHFY and a manufacturing facility and intellectual property contributed by our stockholders prior to 2008. Since that time we have funded operations, including capital expenditures, primarily from cash generated by operations, by sales of our common stock in private placement transactions, by loans from third parties, and by loans from certain of our stockholders and management. We repaid approximately $0.1 million of loans to one of the stockholders for year ended December 31, 2010 and $1.0 million for year ended December 31, 2009; as a result, as of September 30, 2011, we owed approximately $0.2 million in related party debt.  These loans are non-interest bearing, unsecured, and due on demand.  Accordingly, we include them as current liabilities.  We may make further repayments of these loans from time to time without interfering with the operation of our business.

As of September 30, 2011, we had working capital of $24.9 million. The working capital includes cash and equivalents of $21.0 million and net accounts receivable of $3.0 million. Most of our receivables are owed to us by our primary customers for products purchased from us, and we consider the receivables as collectible in the ordinary course.  We expect to collect substantially all of the September 30, 2011 balance of receivables within next twelve months. The ratio of current assets to current liabilities was 7.5:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2011 and 2010:

	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
	(Unaudited)	(Unaudited)
Cash provided by (used in):
Operating Activities	$10,281,260	$2,877,506
Investing Activities	(1,279,626)	(7,757,426)
Financing Activities	(761,987)	8,110,446

We incurred positive cash in-flow from our operations of $10.3 million for the nine months ended September 30, 2011. This was primarily attributable to a $7.7 million reduction in our accounts receivable balance, loss on impairment of land use right and building of $5.8 million and non-cash items adjustments for depreciation and amortization of $1.6 million offset by net loss of $4.8 million and outflow from changes in operating assets and liabilities. We incurred cash in-flow from our operations of $2.9 million for the nine months ended September 30, 2010. This was primarily attributable to our net income of $3.6 million, non-cash items adjustment for depreciation of plant and equipment and amortization of intangible assets of $1.1 million, loss on long-term investment and intangible assets of $0.4 million offset by outflow from changes in account receivables of $2.0 million and other current assets and liabilities.

During the nine months ended September 30, 2011, we had cash outflow of $1.3 million from investing activities. This was mainly attributable to the additional $0.9 million deposits for construction or the Company’s new manufacturing facility, which have a total contract value of $0.8 million or RMB5,200,000 and value of variation orders subject to agreement by both parties, $0.4 million cash paid to purchase property, plant and equipment for the Company’s new corporate office and manufacturing facility. In the first nine months of 2010, we advanced $0.3 million to suppliers of property and equipment and $7.6 million for purchase of property and equipment offset by $0.1 million of proceeds from disposal of fixed assets.

Under financing activities, we repaid advance from a third party of $0.8 million to a third party contractor for nine months ended September 30, 2011 and we had cash inflows from financing activities of $8.1 million for the nine months ended September 30, 2010, mainly due to proceeds of $4.3 million and $2.8 million from the issuance of 5.05 million and 1.87 million shares of common stock at $0.90 per share and $1.5 per share in connection with the January 2010 Private Placement and June 2010 Private Placement, respectively, and $1.0 million of construction deposit received from third party to secure satisfactory completion of construction of the new manufacturing facility property in Harbin Economic Technological Development Zone.

We intended to apply $2 million to $3 million of our cash resources to further development of our new facility, in order to increase production there. The remainder of cash resources will be utilized for marketing and brand building, and for general and corporate purposes. As part of our marketing strategy in 2011, we intend to begin an advertising campaign in selected television media in the area of Northeast China and in Shandong province of China. We expect that total expenditures for this media campaign may total approximately RMB20 million (US$3.1 million) in 2011.  In 2011 we have made investments in labor, raw materials and supplies to support the production at the new facility; in addition, we anticipate additional investments in labor, raw materials and supplies to support higher levels of production at the new facility as we continue to expand our sales in China and internationally.  We may recover substantially all of the investments necessary for production at the new facility after 2011 in the normal cycle of business through collection of receivables generated by the sale of the finished products from the new facility.  In addition, in the event that our patent application is granted, we will be required to pay approximately RMB10 million (US$1.5 million) to the sellers of the underlying technology; and in the event we decide to purchase the technology underlying the other patent subject to the supplemental agreement described elsewhere in this interim report under Note 8 – Technology and patent right, we will be required to pay approximately RMB15 million (US$2.3 million).  We believe our current resources are sufficient to fund ongoing operations as well as our currently projected cash need for the foreseeable future.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2011, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

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

We believe we have remediated the material weakness identified above. Because the material weakness was related to a lack of sufficient technical accounting expertise and knowledge of accepted accounting principles in the United States of America (“U.S. GAAP”) that are relevant to the Company’s financial reporting requirements, we believe our addition of an employee within our accounting department has helped to remediate this material weakness.  The CFO, who has 14 years of accounting experience, was hired during 2010 and has been assigned the task (among others) of helping to establish and carry out internal audit procedures and assisting with certain other accounting and related finance matters.  Since August 2010, we also have conducted several internal training sessions for various members of our accounting staff relating to various subjects including understanding and application of US GAAP and communication skills such as English-language report writing.  We believe that the hiring of an additional accounting department employee will permit our senior financial management team, led by our CFO, to increase its focus on the implementation of new accounting pronouncements such as ASC 815-15, and on our compliance with U.S. GAAP generally, and enhance our ability to properly account and report on complex material or non-routine transactions.  In addition, we believe our greater emphasis on the training of our internal accounting staff and our new internal audit procedures will also improve the effectiveness and reliability of our internal control over financial reporting.

During the quarter ended September 30, 2011 there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

None.

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
Date: November 21, 2011

	By:	/s/ Zhonghao Su
	Name: Title:	Zhonghao Su Chief Executive Officer (principal executive officer)

	By:	/s/ Yan Seong Low
	Name: Title:	Yan Seong Low Chief Financial Officer (principal accounting and financial officer)